Form 10-K
period 2011-05-31
Guru Health Inc
filed 2011-08-29
CIK 1492135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended May 31, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the transition period from N/A to N/A

                         Commission File No. 333-168037


                                Guru Health Inc.
             (Exact Name of Registrant as Specified in its Charter)


            Nevada                                              27-1833279
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

                              #10-1019 17th Ave SW
                         Calgary Alberta T2T 0A7, Canada
                                 P 403-612-4130
                    (Address of Principal Executive Offices)

                                 (403) 612-4130
              Registrant's Telephone Number, including area code:

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 per Share
                              (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-Accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.005, the price of the last private placement of common equity: $13,000.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 2,600,000 issued and outstanding as of August 29, 2011.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                   Guru Health
                             FORM 10-K ANNUAL REPORT
                     FOR THE FISCAL YEAR ENDED MAY 31, 2011

                                                                          Page
                                                                         Numbers
                                                                         -------
PART I

ITEM 1.  Business                                                              3

ITEM 1A. Risk Factors                                                          6

ITEM 1B. Unresolved Staff Comments                                             9

ITEM 2.  Properties                                                           10

ITEM 3.  Legal Proceedings                                                    10

ITEM 4.  Removed and Reserved                                                 10

PART II

ITEM 5.  Market For Registrant's Common Equity, Related Stockholder Matters
         And Issuer Purchases Of Equity Securities                            10

ITEM 6.  Selected Financial Data                                              10

ITEM 7.  Management's Discussion And Analysis Of Financial Condition And
         Results Of Operations                                                11

ITEM 7A  Quantitative And Qualitative Disclosures About Market Risk           17

ITEM 8.  Financial Statements And Supplementary Data                          17

ITEM 9.  Changes In And Disagreements With Accountants On Accounting And
         Financial Disclosure                                                 17

ITEM 9A. Controls And Procedures (ITEM 9A(T))                                 17

ITEM 9B. Other Information                                                    18

PART III

ITEM 10. Directors, Executive Officers And Corporate Governance               18

ITEM 11. Executive Compensation                                               20

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And
         Related Stockholder Matters                                          22

ITEM 13. Certain Relationships And Related Transactions, And Director
         Independence                                                         22

ITEM 14. Principal Accounting Fees And Services                               23

PART IV

ITEM 15. Exhibits, Financial Statements Schedules                             24

SIGNATURES                                                                    25

                                     PART I


ITEM 1. BUSINESS

GENERAL

We were incorporated under the name Guru Health Inc. in the State of Nevada on February 23, 2010. We are a development-stage company and we have no revenues and minimal assets. As a result we have incurred losses since inception.

We have not implemented our business plan as of this date. We have focused our limited managerial and financial capacity almost entirely on the efforts needed to undertake an ongoing S-1 offering. If the Offering is successful, we intend to seek sponsorship from a FINRA-registered broker-dealer and apply for quotation on the OTC Bulletin Board. In order to be quoted on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. There is no assurance that such an application will be filed. Even if we do obtain sponsorship of a market maker there is no guarantee that an application will be filed or our stock will become quoted or a market for our common stock will develop.

We intend to commence operations in the business of online health and sport supplement marketing, sales and distribution to the Canadian market with possible expansion into international markets in the future. To date, the only operations we have engaged in are the development of a business plan, purchase of trial supplements and initial website development.

SERVICES

Upon completion of our website we will provide an opportunity for clients to research and purchase sports and nutritional supplements from the comfort of their home at competitive prices. We intend to purchase supplements at wholesale prices and mark up to sell to retail consumers throughout Canada and to possibly expand throughout North America at a later date.

Initially Vanessa Gillis president and a director of Guru Health will be responsible for the day to day operations of the company including web content and maintenance, product ordering, marketing, and distribution.

MARKETING PLAN

Initially Vanessa Gillis, an officer and director of Guru Health, will put together a marketing campaign that will include web marketing, flyers/pamphlets and sponsorship of sporting events. See details below: Web marketing:
Click-through ads linking to the website will be posted on paid advertising sites related to fitness and health.

Flyers and Pamphlets: Print materials will be produced and left at local gyms around Alberta. In addition mailing materials will be available for request online.

Sponsorship of sporting events: Guru Health will sponsor local university and semi-professional sporting events in Alberta and, where budget permits, in other provinces in Canada.

We intend to spend from $4,000 to $15,000 on initial marketing efforts.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products by the public.

MARKET

We intend to initially target Canadian markets. The purchasers of sports and nutrition supplements range from ages 15 - 80 and include people of all walks of life. Customers will pay for our products online with a credit card.

COMPETITION

The online supplement industry is a competitive market that is very price sensitive. Margins for retail sales are often small and based on adequate marketing and price competitiveness. In Canada there are many companies who directly compete with Guru Health in the online supplement space. In addition there are many physical stores that sell supplements. If we are unable to secure sufficient market share to break even, our business could fail.

A Google search for `online Canadian sports supplements' brings up over 25 different well developed online supplement companies who offer products similar to what Guru Health Inc. intends to market and distribute.

There are various strategies to be used by us, including pricing and distribution, to be competitive and differentiate ourselves from the many competitors in the Canadian marketplace. We intend to emphasize our Canadian focus on actual local marketing efforts at gyms and sporting events. We believe that the possible sponsorship by a Canadian sports professional, and an aggressive advertising and consumer promotional campaign should help thrust us to the competitive forefront of the marketplace in the beginning stages and maintain steady growth in future months. At this time we have not engaged any sports professional to work with Guru Health. A budget will be established for the first twelve months of operations from approximately $6,000 to $15,000 (including miscellaneous marketing expenses). A large emphasis will be placed on media placement, consumer promotions, website design and potential sponsorship.

REVENUE

If market conditions allow and we are able to implement our business plan, we intend to generate revenues by selling sports and nutrition supplements through our website. Therefore, we will require substantial start-up capital in order to setup our interactive online site and begin operations. Vanessa Gillis, our president, will be devoting approximately 10 hours a week of her time to our operations. Once we begin full operations Miss Gillis has agreed to commit more time as required. Because Miss Gillis will only be devoting limited amount of time to our operations, our operations may be sporadic and occur at times which are convenient to Miss Gillis. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues, operating losses, loss of customers, and a cessation of operations.

DISTRIBUTION

Orders will be shipped by Canada Post and we will not be receiving international orders our first year in operation.

INVENTORY

A small inventory of all products will be kept in storage in a cool dry place located at the corporate address. The inventory will be replenished as required to assure approximately one month's supply of supplements is stored at any given time. The need will be based on the previous month's sales with projections for growth or declines.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

We are a development stage company and currently have no employees, other than our two directors. We intend to hire additional employees on an as needed basis.

OFFICES

Our business address is #10-1019 17th Ave SW Calgary Alberta T2T 0A7, Canada. Our telephone number is 403-612-4130. The current office space is provided without cost by Vanessa Gillis, the President and a Director of Guru Health Inc. Additional office space may be required to store product as sales increase. As of the date of this filing, we have not sought or selected a new office space.

GOVERNMENT REGULATION

We are not currently subject to direct federal, state or local regulation within Canada and we do not believe that government regulation will have a material impact on the way we conduct our business. Product provided by EAS Canada has not been evaluated by the Food and Drug Administration.

FDA regulates dietary supplements under a different set of regulations than those covering "conventional" foods and drug products (prescription and Over-the-Counter). The dietary supplement manufacturer is responsible for ensuring that a dietary supplement is safe before it is marketed. FDA is responsible for taking action against any unsafe dietary supplement product after it reaches the market. Generally, manufacturers do not need to register their products with FDA nor get FDA approval before producing or selling dietary supplements.* Manufacturers must make sure that product label information is truthful and not misleading.

FDA's post-marketing responsibilities include monitoring safety, e.g. voluntary dietary supplement adverse event reporting, and product information, such as labeling, claims, package inserts, and accompanying literature. The Federal Trade Commission regulates dietary supplement advertising.

ITEM 1A. RISK FACTORS

WE MAY IN THE FUTURE ISSUE ADDITIONAL SHARES OF COMMON STOCK, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock, par value $0.001 per share, of which 2,600,000 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

WE LACK AN OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES OR PROFIT TO DATE. THERE IS NO ASSURANCE OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE MAY HAVE TO CEASE OPERATIONS.

We were incorporated in February of 2010 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $22,766 of which $1,075 is an incorporation service fee. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to earn profit by attracting enough customers who will pay for our services. We cannot guarantee that we will be successful in generating substantial revenues and profit in the future. It is likely that we will not be able to achieve profitability and will have to cease operations due to lack of funding.

PARTICIPATION IS SUBJECT TO RISKS OF INVESTING IN MICRO CAPITALIZATION
COMPANIES.

Micro-capitalization companies generally have limited product lines, markets, market shares and financial resources. The securities of such companies, if traded in the public market, may trade less frequently and in more limited volume than those of more established companies. Additionally, in recent years, the stock market has experienced a high degree of price and volume volatility for the securities of micro capitalization companies. In particular, micro capitalization companies that trade in the over-the-counter markets have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

Investing in Guru Health Inc. has its own specific risks that are discussed throughout the risk factors section.

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION BECAUSE THERE IS SUBSTANTIAL UNCERTAINTY THAT WE WILL CONTINUE OPERATIONS IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

BECAUSE OUR OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our two officers and directors Vanessa Gillis and Jessica Bradshaw will only be devoting limited time to our operations. Miss Gillis will be handling most of the company's day to day operations and intends to devote 10 hours of her week to our business affairs until such a time when a salary can be drawn. Miss Bradshaw will be available on an as needed basis until full operations begin. Because our directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations. It is possible that the demands on Vanessa Gillis from her other obligations could increase with the result that she would no longer be able to devote sufficient time to the management of our business. In addition, Miss Gillis may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

IF WE SELL ONLY 50% OF THE SHARES IN THE OFFERING OUR OFFICERS AND DIRECTORS WILL OWN 56.5% OF OUR OUTSTANDING COMMON STOCK, THEY WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

After completion of the offering if only 2,000,000 of the shares are sold, Miss Gillis and Miss Bradshaw will own 56.5% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our officers and directors may differ from the interests of the other stockholders and may result in corporate decisions that are disadvantageous to other shareholders. As a small company, with limited financial resources, we anticipate that we will continue to enter into agreements and have transactions with officers and directors. These agreements and the transactions involve a conflict of interest. A conflict of interest exists when a party has an interest on both sides of a transaction. And while we will attempt to resolve all conflicts of interests on terms that are fair to the Company and equivalent to terms that could be obtained in arms-length transactions with third parties, we cannot assure you that we will be successful in these efforts.

IF WE DO NOT ATTRACT CUSTOMERS, WE WILL NOT MAKE A PROFIT, WHICH ULTIMATELY WILL RESULT IN A CESSATION OF OPERATIONS.

We have no customers. We have not identified any customers and we cannot guarantee we ever will have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will likely have to suspend or cease operations.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

WE HAVE NO EXPERIENCE AS A PUBLIC COMPANY.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

IF OUR SHARES OF COMMON STOCK COMMENCE QUOTATION ON THE OTC BULLETIN BOARD, THE TRADING PRICE WILL FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

As of the date of this filing, our common stock is not yet quoted on the Over-the-Counter Bulletin Board. If our shares of common stock are quoted on the Bulletin Board, there is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) failure to meet our revenue or profit goals or operating budget; (ii) decline in demand for our common stock; (iii) downward revisions in securities analysts' estimates or changes in general market conditions; (iv) technological innovations by competitors or in competing technologies; (v) lack of funding generated for operations; (vi) investor perception of our industry or our prospects; and (vii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

OUR SHARES OF COMMON STOCK ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND THE TRADING MARKET IN OUR SECURITIES WILL BE LIMITED, WHICH WILL MAKE TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

THERE IS NO CURRENT TRADING MARKET FOR OUR SECURITIES AND IF A TRADING MARKET DOES NOT DEVELOP, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the Over-the-Counter Bulletin Board now that the Registration Statement on Form S-1 was declared effective by the SEC. We do not yet have a market maker who has agreed to file such application. If for any reason our common stock is not quoted on the Over-the-Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulties selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

BECAUSE WE HAVE ARBITRARILY DETERMINED SHARE PRICE, IT MAY NOT BEAR ANY RELATIONSHIP TO OUR ASSETS, EARNINGS, BOOK VALUE, OR ANY OTHER OBJECTIVE CRITERIA OF VALUE.

The offering price for the 4,000,000 shares of common stock to the public will be fixed at $0.01 per share for the duration of the offering. We arbitrarily determined the share price of the shares and the maximum offering amount of the shares. Among the factors considered were: (1) our relative cash requirements,
(2) the amount of capital to be contributed by purchasers in the offering in proportion to the amount of stock to be retained by our existing Stockholders,
(3) the proceeds to be raised by the offering, and (4) the amount of capital to be contributed by purchasers in the offering in proportion to the amount of stock to be retained by our existing Stockholders. There is, however, no relationship whatsoever between the offering price of the shares and our assets, earnings, book value or any other objective criteria of value. There can be no assurance that, even if a public trading market develops for our securities, the shares will attain market values commensurate with the offering price. An arbitrary determination of the offering price increases the risk that purchasers of the shares in the offering will pay more than the value the public market ultimately assigns to the shares and more than an independent appraisal value.

THE ONLINE SUPPLEMENT INDUSTRY IS COMPETITIVE AND IF WE ARE NOT ABLE TO OBTAIN PROFITABLE OPERATIONS OUR BUSINESS COULD FAIL.

The online supplement industry is a competitive market that is very price sensitive. Margins for retail sales are often small and based on adequate marketing and price competitiveness. In Canada there are many Companies who directly compete with Guru Health in the online supplement space. In addition there are many physical stores that sell supplements. If we are unable to secure sufficient market share to break even, our business could fail.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Offices are located at #10-1019 17th Ave SW, Calgary Alberta T2T 0A7, Canada. Office space is provided by our director free of charge.

ITEM 3. LEGAL PROCEEDINGS

Since inception, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 4. REMOVED AND RESERVED

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are not quoted on any exchange at present.

HOLDERS

We have two record holders of our common stock as of May 31, 2011.

DIVIDEND POLICY

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

The Company, at the current time, has no stock option plan or any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein.

We believe the technical aspects of our website will be sufficiently developed to use for our operations 30 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise $ 40,000 in the offering, we cannot be certain how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from the offering.

To meet our need for cash we are attempting to raise money from the offering. We believe that we will be able to raise enough money through the offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract sufficient clientele we may quickly use up the proceeds from the offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through the offering.

We expect to incur losses under each of the three scenarios listed below. The amount of those losses cannot be determined at this time.

Scenario 1; $40,000 Raised

If we raise $40,000 from the offering, management believes that it will be able to maintain operations for approximately one year under a no revenue situation while incurring losses during such time. This will however leave the Company with limited funds available to develop growth strategy. Even as we maintain and expand operations we will be incurring losses.

Scenario 2; $20,000 Raised

If we raise $20,000 from the offering, management believes that it will be able to maintain operations for approximately one year under a no revenue situation while incurring losses during such a time. This will however not allow for Vanessa Gillis to work more than 10 hours per week due to lack of a sufficient salary. Due to only a limited amount of hours being committed to the development of the Company, sales could be negatively affected and the chances of the company not achieving a breakeven level of revenues will be increased. The Company will be left with limited funds available to develop its growth strategy. Even as we maintain and expand operations we will be incurring losses. There are more risks associated with raising of funds less than the full $40,000. We will have limited working capital to maintain operations if there are any delays in operations.

Scenario 3; less than $20,000 Raised

If we are not able to raise even the $20,000 described in the alternative scenario, expenses associated with salaries would be reduced while website development, marketing and audit fees would take priority in order to begin operations and maintain the company's good standing. We will try on a best efforts basis to reach consistent revenues as well as seek other sources of financing including debt.

PLAN OF OPERATION

Upon completion of our public offering, our specific goal is to profitably market, sell and distribute product on our website www.guruforhealth.com. Our plan of operation is as follows:

COMPLETE OUR PUBLIC OFFERING

We expect to complete our public offering within 150 days after the effectiveness of our registration statement by the Securities and Exchange Commissions. We intend to concentrate all our efforts on raising capital during this period. We do not plan to begin business operations until we complete our public offering. The S-1 became effective on May 13, 2011

The following table below sets forth the uses of proceeds assuming the sale of 50% and 100% of the securities offered for sale in the offering by the company. Management believes these costs will cover the necessary proceeds for company to develop our operations to the point that we may begin delivering services.

                                                     $20,000            $40,000
                                                     -------            -------
Gross proceeds                                      $  20,000          $  40,000
Offering expenses                                   $  13,000          $  13,000
Net proceeds                                        $  20,000          $  40,000

The net proceeds will be used as follows:
Supplements (inventory)                             $   2,000          $   4,000
Website development                                 $   2,500          $   2,500
Marketing and advertising                           $   4,000          $  15,000
Salaries                                            $   4,500          $  11,000
Audit, accounting and filing fees                   $   7,000          $   7,000
Working capital                                     $       0          $     500

----------
* note the offering expense will be paid using current assets of the company. Through August 15, 2011 most of the anticipated cost of $13,000 has been paid.

Once we have completed our offering, our specific business plan for the next 8 months is as follows:

DEVELOP OUR WEBSITE (1 MONTH)

Upon completion of our public offering, we will have our web designer complete the corporate website along with credit card payment processing services.

COMMENCE MARKETING CAMPAIGN (4 MONTHS)

Once our website is operational we will begin to market our products. Initially Vanessa Gillis, an officer and director of Guru Health, will put together a marketing campaign that will include the following:

Web marketing: Click-through ads linking to the website will be posted on paid advertising sites related to fitness and health.

Flyers and Pamphlets: Print materials will be produced and left at local gyms around Alberta. In addition mailing materials will be available for request online.

Sponsorship of sporting events: Guru Health will sponsor local university and semi-professional sporting events in Alberta and, where budget permits, in other provinces in Canada.

We intend to spend from $4,000 to $15,000 on initial marketing efforts. The marketing budget is not a set cost but will be based on the amount raised in the offering. Management expects revenues to increase as the marketing budget increases.

COMMENCE OPERATIONS

During the initial 4 month marketing campaign management expects clients to begin using the website to purchase supplements. We have an account with EAS Canada based in Burlington, Ontario and at present have the ability to purchase, market and distribute the several products listed below. We have no obligations to purchase a specific amount of products only the authorization to purchase, market, sell and distribute the products EAS Canada produces. EAS is a sports nutrition research, development and distributor. EAS Canada distributes through third parties throughout North America, Europe and elsewhere. We are one of many providers of EAS products and having the ability to purchase products at bulk does not give us any competitive advantage over our competitors.

EAS products can be found at the following supplement providers:

Popeyes, GNC, Supplementscanada.com, Sport Nutrition Depot, SNDCanada.com, Fitshop.ca, Zehrs, Fortinos, Real Canadian Superstore, Loblaws, Heavyweights, Maximu Health and Nutrition, My Vitamin Super Store, Reflex, Energy Fitness, Fuel, Work Out World, World Health Club, Ottway, Le Naturiste, Nutrition House,

Sportmax Nutrition, Mountaintop Nutrition, Body Works Fitness, Body Energy Club, Great West Fitness, Guideline, Hardcore Health and Fitness, Pur Nutrition, Gorillajack.com, Muscle Beach, Sangsters, Nutplus.com, King's Fitness.

Guru Health will be competing with many supplement providers to sell its products and EAS offers the option to purchase many of its products from the EAS website. We intend to offer competitive prices and market our products but there is no guarantee we will be able to achieve profitable operations.

It is possible that Guru Health could lose the ability to purchase, market, and distribute EAS products. If we as a company fail to meet any financial obligations arising from the purchase of EAS products we will lose the ability to purchase, market and distribute products from EAS. Other circumstances where we could lose the ability to purchase, market and distribute EAS products include: Customer complaints, false statements regarding product on our corporate website and EAS may decide no longer to sell through third parties.

PRO SCIENCE PUSH (BETAGEN)-A combination of carbohydrates, creatine, and beta-alanin. The developer claims that it helps to support anaerobic threshold, workout capacity, and promote gains in muscle during a resistance training program.
(http://eas.com/product/pro-science-push)

100% WHEY PROTEIN 5 LB. (AVAILABLE IN VANILLA AND CHOCOLATE) - Powder form of whey-protein that is low in carbohydrates and fats.
(http://eas.com/product/100-pct-whey-protein-powder)

CLA - 90 CAPSULES - 1g capsules of Conjugated Linoleic Acid (CLA). CLA is suggested by its developer to help reduce body fat and support lean mass. (http://eas.com/product/pro-science-cla).

PRO SCIENCE CREATINE -Creatine is a produce that is suggested by developers to support strength, anaerobic endurance and muscle mass.
(http://eas.com/product/pro-science-creatine)

We intend to offer additional products on our website in the future but at the time of this filing the four previously described products are all we are working with.

Margins will depend on the product as well as sales being offered by the company at any given time. Gross margins before overhead costs range between 21%-39% as shown below:

                                                                       GROSS
           Product                          Cost       Sales Price     MARGIN
           -------                          ----       -----------     ------
     Pro Science Push (Betagen)             47.95         58.17         21%
     100% Whey Protein 5lb                  30.95         42.99         39%
     CLA                                    17.95         22.99         28%
     Pro Science Creatine                   16.32         19.99         22%

Sales Price was determined by using prices offered by supplementscanada.com, a large online sports supplement supplier in Canada.

Net margins will be lower based on overhead and other fixed costs. Fixed costs include the following:

MARKETING: Once in full operation marketing fees will be determined based as a percentage of sales and so do not act as a fixed cost but will be included here for ease of discussion. Marketing costs will be approximately 3% of gross sales.

SALARIES: Vanessa Gillis and Jessica Bradshaw intend to handle business operations for the first year of operations without hiring additional employees. Eventually capacity may be needed in reception, marketing and shipping. Total salary costs are expected to be $165,000 per year once in full operation.

Accounting, Audit, Legal and Filing: Costs associated with keeping the company in good standing and up to date with all legal, audit and filing obligations are expected to be approximately $120,000 per year once the company is in full operation. Costs associated with the development stage accounting, audit, legal and filing fees are expected to be drastically reduced and be approximately $7,000.

Break even sales at an average gross margin of 27.5% are approximately $1.15 million. There is no guarantee the Company will be able to reach this level of sales. The Company will continue to make losses until it is able to reach this level of sales. Fixed costs will be substantially lower during the first year of operations due to less complex auditing and fewer employees.

The main driver for online supplement revenues is low pricing and marketing. To be able to offer low prices and have a large advertising budget we will require strong sales. Management will be focused on driving sales up through marketing efforts described in the business plan section.

SUMMARY

In summary, we intend to begin web development, and marketing our products within 150 days of completing our offering. Until we have reached a high and sustainable level of clientele we do not believe our operations will be profitable. If we are unable to attract new clients to purchase our products we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

RESULTS OF OPERATIONS

FROM INCEPTION ON FEBRUARY 3, 2010 TO MAY 31, 2011

Our loss since inception is $22,766 of which $1,075 is incorporation service fee. We have not started our proposed business operations and we have no plans to do so until we have completed the offering. To the extent that we are able and if market conditions allow, we expect to begin operations 150 days after we complete the offering.

Since inception, we sold 2,600,000 shares of common stock to our officers and directors for $13,000.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we have yet to generate any revenues from our business operations.

As of May 31, 2011, our total assets were $226 and our total liabilities were $9,992 comprised of $6,975 owed to Vanessa Gillis, an officer and director of the company and accounts payable of $3,017.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited financial and managerial resources, lack of managerial experience and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2011, THE PERIOD FROM FEBRUARY 3, 2010 (DATE OF INCEPTION) TO MAY 31, 2010 AND THE PERIOD FROM FEBRUARY 3, 2010 (DATE OF INCEPTION) TO MAY 31, 2011

We did not earn any revenues for the fiscal year ending May 31, 2011. Our net loss for the fiscal year ended May 31, 2011 was ($18,738) compared to a net loss of ($4,028) in 2010 and a net loss of $(22,766) during the period from inception (February 3, 2010) to May 31, 2011. General and administrative expenses incurred during the fiscal year ended May 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and developmental costs.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

As at our fiscal year end May 31, 2011, our current assets were $226 and our total liabilities were $9,992 which resulted in a working capital deficit of ($9,766). As at the fiscal year ended May 31, 2011, current liabilities were comprised of $6,975 in loans from a shareholder and $3,017 in accounts payable.

Stockholders' equity decreased from $8,972 at May 2010 to ($9,766) at May 31, 2011.

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2011, net cash flows used in operating activities was ($16,321), compared to ($3,428) for the fiscal year ended May 31, 2010 and ($19,749) for the period from February 3, 2010 (Inception) to May 31, 2011 .We have financed our operations primarily from either advancements or the issuance of equity and debt instruments for the fiscal year ended May 31, 2011. For the period from inception (February 3, 2010) to May 31, 2011, net cash provided by financing activities was $19,975 received from sale of common stock and advances from Director. During the fiscal year ending May 31, 2011 net cash flow provided by financing activities was $5,900 received from loans from a shareholder.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Child, Van Wagoner & Bradshaw, PLLC, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended May 31, 2011 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES (ITEM 9A(T))

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2011. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of May 31, 2011, our internal control over financial reporting was not effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended May 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors, executive officers and key employees.

Name                      Age                   Position
----                      ---                   --------
Vanessa Gillis            28         President, CEO, and Director

Jessica Bradshaw          27         Executive Officer, Secretary and Principal
                                     Accounting Officer and Director

VANESSA GILLIS - PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR.

Since February 3, 2010 Miss Gillis has been our President, Chief Executive Officer and a member of our Board of Directors. From October 2008 to present Miss Gillis has worked in the pharmaceutical sales business in Canada for both Servier Pharmaceuticals, and Respiratory Homecare Solutions in Calgary, Alberta. The five years prior she attended the University of Alberta where she received a B.Sc in Biological Science.

Miss Gillis devotes approximately 10 hours per week to our operations, and will devote additional time as required. Her background in biology as well as her experience and sales of medical related products are key assets and are expected to benefit the company with her as an Officer and Director.

During the past ten years, Miss Gillis has not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Miss Gillis was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Miss Gillis's involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

JESSICA BRADSHAW - EXECUTIVE OFFICER, SECRETARY, PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR.

Since February 3, 2010 Miss Bradshaw has been our Executive Officer, Secretary, Principal Accounting Officer and a member of our Board of Directors. From January 2008 until present, Miss Bradshaw has worked as the manager of LA Weightloss in Calgary, Alberta. Before working in the health and fitness field she attended university at UNLV where she completed a Bachelors of Commerce degree in Marketing/Finance.

Miss Bradshaw will be helping the company on an as needed basis until the business is in full operation. Miss Bradshaw's marketing/finance background as well as her experience in the health and fitness industry should provide strong strengths for the company as an Officer and Director.

During the past ten years, Miss Bradshaw has not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Miss Bradshaw was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Miss Bradshaw's involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPENSATION OF DIRECTORS

We do not pay our Directors any fees in connection with their role as members of our Board. Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. Our Directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Directors are elected at the Company's annual meeting of Stockholders and serve for one year until the next annual Stockholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

FAMILY RELATIONSHIPS

There are no family relationships on the Board of Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal year ended May 31, 2011, the compensation awarded to, paid to, or earned by, our Officers and Directors whose total compensation was zero.

                           SUMMARY COMPENSATION TABLE

                                                                        All
                                                                       Other
 Name and                                       Stock       Option     Compen-
 Principal                Salary     Bonus      Awards      Awards     sation     Totals
 Position          Year   (US$)      (US$)      (US$)       (US$)      (US$)      (US$)
 --------          ----   -----      -----      -----       -----      -----      -----
Vanessa Gillis     2011    0          0           0           0          0         0
President

Jessica Bradshaw   2011    0          0           0           0          0         0
Secretary

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

None.

OPTION EXERCISES AND STOCK VESTED TABLE

None.

PENSION BENEFITS TABLE

None.

NONQUALIFIED DEFERRED COMPENSATION TABLE

None.

ALL OTHER COMPENSATION TABLE

None.

PERQUISITES TABLE

None.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

None.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of May 31, 2011, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and
(iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Name and Address                    Number of                Percentage of
Beneficial Owner [1]               Shares Owned                Ownership
--------------------               ------------                ---------
Vanessa Gillis                      1,600,000                     62%
#10-1019 17th Ave SW
Calgary Alberta T2T 0A7
Canada

Jessica Bradshaw                    1,000,000                     38%
23 Edgeland Rise NW
Calgary, AB T3A 4C5

----------
[1] The person named above may be deemed to be a "PARENT" and "PROMOTER" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Miss Gillis and Miss Bradshaw are the only "PROMOTERS" of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

There have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by Child, Van Wagoner & Bradshaw, PLLC in 2010 and 2011.

                                      2011                       2010
                                Child, Van Wagoner          Child, Van Wagoner
                                 & Bradshaw, PLLC            & Bradshaw, PLLC
                                 ----------------            ----------------
Audit Fees                           $10,530                     $ 3,000
Audit-Related Fees (2)                     0                           0
Tax Fees (3)                               0                           0
All Other Fees (4)                         0                           0
                                     -------                     -------

Total                                $10,530                     $ 3,000
                                     =======                     =======

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2011 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 114 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by PCAOB Rule 3526, and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2011 fiscal year for filing with the SEC.

PRE-APPROVAL POLICIES

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided;
(2) were not recognized as non-audit services at the time of the engagement; and
(3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

3.1      Articles of Incorporation (1)

3.2      By-laws (1)

31.1 Rule 13a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2 Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1     Section 1350 Certification of the Chief Executive Officer (2)

32.2     Section 1350 Certification of the Chief Financial Officer (2)

----------
(1) Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on July 9, 2010.
(2)  Filed herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures                                             Title                                           Date
----------                                             -----                                           ----


By: /s/ Vanessa Gillis                  President, Chief Executive Officer, Director               August 29, 2011
    ------------------------------
    Vanessa Gillis

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                             Title                                           Date
----------                                             -----                                           ----


By: /s/ Jessica Bradshaw                Secretary, Treasurer, Chief Financial Officer, Director    August 29, 2011
    ------------------------------
    Jessica Bradshaw


By: /s/ Vanessa Gillis                  President, Chief Executive Officer, Director               August 29, 2011
    ------------------------------
    Vanessa Gillis

                                  GURU HEALTH.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  MAY 31, 2011

Report of Independent Registered Accounting Firm                             F-1

Balance Sheets as of May 31, 2011 and May 31, 2010                           F-2

Statements of Operations for the year ended May 31, 2011, the period from February 3, 2010 (Date of Inception) to May 31, 2010, and the period from
February 3, 2010 (Date of Inception) to May 31, 2011                         F-3

Statement of Changes in Stockholders' Equity (Deficit) For the period from
February 3, 2010 (Inception) to May 31, 2011                                 F-4

Statement of Cash Flows for the year ended May 31, 2011, the period from February 3, 2010 (Date of Inception) to May 31, 2010 and the period from
February 3, 2010 (Date of Inception) to May 31, 2011                         F-5

Notes to Financial Statements                                                F-6

               [LETTERHEAD OF CHILD, VAN WAGONER & BRADSHAW, PLLC]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Guru Health Inc.
Calgary, Alberta, Canada

We have audited the accompanying balance sheets of Guru Health Inc., ( a development stage enterprise) (the Company) as of May 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended May 31, 2011, for the period from inception on February 3, 2010 to May 31, 2010, and for the period from inception on February 3, 2010 to May 31, 2011.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guru Health Inc. as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended May 31, 2011, for the period from inception on February 3, 2010 to May 31, 2010, and for the period from inception on February 3, 2010 to May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial stat The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, has no established source of revenue, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 6, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Child, Van Wagoner & Bradshaw, PLLC
-----------------------------------------------
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
August 22, 2011

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                          MAY 31, 2011 AND MAY 31, 2010

                                                                     May 31,            May 31,
                                                                      2011               2010
                                                                    --------           --------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $    226           $ 10,647
                                                                    --------           --------

      TOTAL ASSETS                                                  $    226           $ 10,647
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accrued expenses                                                  $      0           $    600
  Accounts payable                                                     3,017                  0
  Note payable - related party                                         6,975              1,075
                                                                    --------           --------
      TOTAL LIABILITIES                                                9,992              1,675
                                                                    --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par $0.001, 75,000,000 shares authorized,
   2,600,000 shares issued and outstanding                             2,600              2,600
  Paid in capital                                                     10,400             10,400
  Deficit accumulated during the development stage                   (22,766)            (4,028)
                                                                    --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (9,766)             8,972
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $    226           $ 10,647
                                                                    ========           ========


    The accompanying notes are an integral part of the financial statements.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2011,
            FOR THE PERIOD FROM FEBRUARY 3, 2010 TO MAY 31, 2010, AND FOR THE PERIOD FROM FEBRUARY 3, 2010 (INCEPTION) TO MAY 31, 2011

                                                                           Period from           Period from
                                                                         February 3, 2010      February 3, 2010
                                                       For the Year          (Date of              (Date of
                                                          ended            Inception) to         Inception) to
                                                         May 31,              May 31,               May 31,
                                                          2011                 2010                  2011
                                                       ----------           ----------            ----------
GROSS REVENUES                                         $        0           $        0            $        0
OPERATING EXPENSES                                         18,738                4,028                22,766
                                                       ----------           ----------            ----------
LOSS FROM OPERATIONS                                      (18,738)              (4,028)              (22,766)

OTHER EXPENSES                                                  0                    0                     0
                                                       ----------           ----------            ----------
NET LOSS BEFORE INCOME TAXES                              (18,738)              (4,028)              (22,766)

PROVISION FOR INCOME TAXES                                      0                    0                     0
                                                       ----------           ----------            ----------

NET LOSS                                               $  (18,738)          $   (4,028)           $  (22,766)
                                                       ==========           ==========            ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           2,600,000            1,090,598
                                                       ----------           ----------

NET LOSS PER SHARE                                     $    (0.01)          $    (0.00)
                                                       ----------           ----------


    The accompanying notes are an integral part of the financial statements.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            PERIOD FROM FEBRUARY 3, 2010 (INCEPTION) TO MAY 31, 2011

                                            Common Stock              Additional
                                       -----------------------         Paid in        Accumulated
                                       Shares           Amount         Capital          Deficit           Total
                                       ------           ------         -------          -------           -----
Inception, February 3, 2010                   0       $       0       $       0        $       0        $       0

Common stock issued to founders at
 $0.005 per share                     2,600,000           2,600          10,400               --           13,000

Net loss for the period ended
 May 31, 2010                                --              --              --           (4,028)          (4,028)
                                      ---------       ---------       ---------        ---------        ---------
Balance, May 31, 2010                 2,600,000           2,600          10,400           (4,028)           8,972

Net loss for the period
 ended May 31, 2011                          --              --              --          (18,738)         (18,738)
                                      ---------       ---------       ---------        ---------        ---------

Balance, May 31, 2011                 2,600,000       $   2,600       $  10,400        $ (22,766)       $  (9,766)
                                      =========       =========       =========        =========        =========


    The accompanying notes are an integral part of the financial statements.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 THE YEAR ENDED MAY 31, 2011 FOR THE PERIOD FROM
                 FEBRUARY 3, 2010 (INCEPTION) TO MAY 31, 2010,
      AND FOR THE PERIOD FROM FEBRUARY 3, 2010 (INCEPTION) TO MAY 31, 2011

                                                                                  Period from          Period from
                                                                                February 3, 2010     February 3, 2010
                                                               For the Year         (Date of            (Date of
                                                                  ended           Inception) to       Inception) to
                                                                  May 31,            May 31,              May 31,
                                                                   2011               2010                 2011
                                                                 --------           --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                        $(18,738)          $ (4,028)            $(22,766)
  Adjustments to Reconcile Net Loss to Net Cash Used in
   Operating Activities:
  Changes in Assets and Liabilities
     Increase in accounts payable                                   3,017                  0                3,017
     Increase (decrease) in accrued expenses                         (600)               600                    0
                                                                 --------           --------             --------
           NET CASH USED IN OPERATING ACTIVITIES                  (16,321)            (3,428)             (19,749)
                                                                 --------           --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party                        5,900              1,075                6,975
  Proceeds from the sale of common stock                                0             13,000               13,000
                                                                 --------           --------             --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                5,900             14,075               19,975
                                                                 --------           --------             --------
Net Increase (Decrease) in Cash and Cash Equivalents              (10,421)            10,647                  226
Cash and Cash Equivalents - Beginning                              10,647                  0                    0
                                                                 --------           --------             --------

Cash and Cash Equivalents - Ending                               $    226             10,647             $    226
                                                                 ========           ========             ========
Supplemental Cash Flow Information:
  Cash paid for interest                                         $      0           $      0             $      0
                                                                 ========           ========             ========
  Cash paid for income taxes                                     $      0           $      0             $      0
                                                                 ========           ========             ========


    The accompanying notes are an integral part of the financial statements.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2011


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business GURU HEALTH INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on February 3, 2010. The Company is in the development stage and it intends to market, sell and distribute health and nutrition supplements to the Canadian market.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 3, 2010 through May 31, 2011 the Company has accumulated losses of $22,766.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a May 31 fiscal year end.

Fair Value of Financial Instruments
The carrying value of cash, accounts payable and notes payable approximate their fair value due to the short period of these instruments.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition
The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2011


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

Loss Per Common Share
Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of May 31, 2011, the Company has not issued any stock-based payments to its employees.

Foreign Currency Translation
The Company's functional currency is the Canadian dollar and its reporting currency is the United States dollar.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2011


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on February 3, 2010 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

In March of 2010, the Company issued 1,600,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $8,000.

In April of 2010, the Company issued 1,000,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $5,000.

The Company has 2,600,000 shares of common stock issued and outstanding as of May 31, 2011.

NOTE 3 - ACCOUNTS PAYABLE

Accounts payable was $1,680 owed to auditors for review of the February 28, 2011 financial statements, and $1,337 owed for EDGAR services.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

On February 3, 2010, a Director and President, Vanessa Gillis loaned the Company $1,075. On June 10, 2010, a Director and President, Vanessa Gillis loaned the Company $4,000. On March 17, 2011, a Director and President, Vanessa Gillis loaned the Company $1,500. On March 30, 2011, a Director and President, Vanessa Gillis loaned the Company $400. All loans are non-interest bearing, unsecured and due upon demand.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2011


NOTE 5 - INCOME TAXES

For the period ended May 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $22,766 at May 31, 2011, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                         From            Year           Period
                                     Inception to       ended           ended
                                        May 31,         May 31,         May 31,
                                         2011            2011            2010
                                       --------        --------        --------
Income tax benefit at statutory rate   $  7,740        $  6,371        $  1,370
Valuation allowance                      (7,740)         (6,371)         (1,370)
                                       --------        --------        --------

Income tax expense per books           $     --        $     --        $     --
                                       ========        ========        ========

Net deferred tax assets consist of the following components as of:

                                        May 31,         May 31,
                                         2011            2010
                                       --------        --------
NOL Carryover                          $  7,740        $  1,370
Valuation allowance                      (7,740)         (1,370)
                                       --------        --------

Net deferred tax asset                 $     --        $     --
                                       ========        ========

The Company accounts for income taxes in accordance with ASC Topic No. 740, "Income Taxes." This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at May 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended May 31, 2011 and 2010, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at May 31, 2011 and 2010. All tax years starting with 2010 are open for examination.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $22,766 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2011


The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to May 31, 2011, the Company has received proceeds of $14,500 from the sale of 1,450,000 shares of common stock pursuant to the S-1 offering. The shares have yet to be issued. In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2011 and has determined that it does not have any other material subsequent events to disclose in these financial statements.