Form 10-Q
period 2011-08-31
Guru Health Inc
filed 2011-10-12
CIK 1492135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

                         Commission File No. 333-168037


                                GURU HEALTH INC.
                       (Name of registrant in its charter)

             Nevada                                             27-1833279
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification Number)

                              #10-1019 17th Ave SW
                         Calgary Alberta T2T 0A7, Canada
                                 P 403-612-4130
                    (Address of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-1 (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                     Outstanding as of August 31, 2011
     -----                                     ---------------------------------
Common Stock, $0.001                                     4,600,000

                                GURU HEALTH INC.

                                    FORM 10-Q

Part 1 FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
         Balance Sheets (unaudited)                                            3
         Statements of Operations (unaudited)                                  4
         Statement of Stockholders' Equity (unaudited)                         5
         Statements of Cash Flows (unaudited)                                  6
         Notes to unaudited Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Procedures                                              15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  (Removed and Reserved)                                               16

Item 5.  Other Information                                                    16

Item 6.  Exhibits                                                             16

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AUGUST 31, 2011 AND MAY 31, 2011

                                                                         August 31,          May 31,
                                                                           2011               2011
                                                                         --------           --------
                                                                       (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $ 10,696           $    226
                                                                         --------           --------

      TOTAL ASSETS                                                       $ 10,696           $    226
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accrued expenses                                                       $      0           $      0
  Accounts payable                                                          1,850              3,017
  Note payable - related party                                              6,975              6,975
                                                                         --------           --------
      TOTAL LIABILITIES                                                     8,825              9,992
                                                                         --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par $0.001, 75,000,000 shares authorized,
   4,600,000 and 2,600,000 shares issued and outstanding                    4,600              2,600
  Paid in capital                                                          28,400             10,400
  Deficit accumulated during the development stage                        (31,129)           (22,766)
                                                                         --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  1,871             (9,766)
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 10,696           $    226
                                                                         ========           ========


               The accompanying notes are an integral part of the
                        unaudited financial statements.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2011,
                FOR THE THREE MONTHS ENDED AUGUST 31, 2010, AND
      FOR THE PERIOD FROM FEBRUARY 3, 2010 (INCEPTION) TO AUGUST 31, 2011
                                   (UNAUDITED)

                                                        For the               For the           Period from
                                                      Three Months         Three Months       February 3, 2010
                                                         ended                ended        (Date of Inception) to
                                                       August 31,           August 31,           August 31,
                                                          2011                 2010                 2011
                                                       ----------           ----------           ----------
GROSS REVENUES                                         $        0           $        0           $        0

OPERATING EXPENSES                                          8,363                8,786               31,129
                                                       ----------           ----------           ----------
LOSS FROM OPERATIONS                                       (8,363)              (8,786)             (31,129)

OTHER EXPENSES                                                  0                    0                    0
                                                       ----------           ----------           ----------
NET LOSS BEFORE INCOME TAXES                               (8,363)              (8,786)             (31,129)

PROVISION FOR INCOME TAXES                                      0                    0                    0
                                                       ----------           ----------           ----------

NET LOSS                                               $   (8,363)          $   (8,786)          $  (31,129)
                                                       ==========           ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           3,492,935            2,600,000
                                                       ----------           ----------

NET LOSS PER SHARE                                     $    (0.00)          $    (0.00)
                                                       ----------           ----------


               The accompanying notes are an integral part of the
                        unaudited financial statements.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           PERIOD FROM FEBRUARY 3, 2010 (INCEPTION) TO AUGUST 31, 2011
                                   (UNAUDTIED)

                                           Common Stock               Additional
                                      -----------------------          Paid in          Accumulated
                                      Shares           Amount          Capital            Deficit           Total
                                      ------           ------          -------            -------           -----
Inception, February 3, 2010                   0       $        0       $        0        $        0        $        0

Common stock issued to founders
 at $0.005 per share                  2,600,000            2,600           10,400                --            13,000

Net loss for the period ended
 May 31, 2010                                --               --               --            (4,028)           (4,028)
                                     ----------       ----------       ----------        ----------        ----------
Balance, May 31, 2010                 2,600,000            2,600           10,400            (4,028)            8,972

Net loss for the period ended
 May 31, 2011                                --               --               --           (18,738)          (18,738)
                                     ----------       ----------       ----------        ----------        ----------

Balance, May 31, 2011                 2,600,000       $    2,600       $   10,400        $  (22,766)       $   (9,766)
                                     ==========       ==========       ==========        ==========        ==========

Common Stock Sold                     2,000,000            2,000           18,000                --                --

Net loss for the Three months
 ended August 31, 2011                       --               --               --            (8,363)           (8,363)
                                     ----------       ----------       ----------        ----------        ----------

Balance, August 31, 2011              4,600,000       $    4,600       $   28,400        $  (31,129)       $    1,871
                                     ==========       ==========       ==========        ==========        ==========


               The accompanying notes are an integral part of the
                        unaudited financial statements.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     THE THREE MONTHS ENDED AUGUST 31, 2011
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2010,
     AND FOR THE PERIOD FROM FEBRUARY 3, 2010 (INCEPTION) TO AUGUST 31, 2011
                                   (UNAUDITED)

                                                               For the           For the          Period from
                                                            Three Months       Three Months     February 3, 2010
                                                               ended              ended      (Date of Inception) to
                                                             August 31,         August 31,         August 31,
                                                                2011               2010               2011
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                     $ (8,363)          $ (8,786)          $(31,129)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities
     Changes in Assets and Liabilities
     Increase (decrease) in accounts payable                    (1,167)                 0              1,850
     Increase (decrease) in accrued expenses                         0               (600)                 0
                                                              --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES                (9,530)            (9,386)           (29,279)
                                                              --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable - related party                         0              4,000              6,975
  Proceeds from the sale of common stock                        20,000                  0             33,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES            20,000              4,000             39,975
                                                              --------           --------           --------
Net Increase (Decrease) in Cash and Cash Equivalents            10,470             (5,386)            10,696

Cash and Cash Equivalents - Beginning                              226             10,647                  0
                                                              --------           --------           --------

Cash and Cash Equivalents - Ending                            $ 10,696           $  5,261           $ 10,696
                                                              ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                      $      0           $      0           $      0
                                                              ========           ========           ========
  Cash paid for income taxes                                  $      0           $      0           $      0
                                                              ========           ========           ========


               The accompanying notes are an integral part of the
                        unaudited financial statements.

                                GURU HEALTH INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL UNAUDITED STATEMENTS
                                AUGUST 31, 2011


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
GURU HEALTH INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on February 3, 2010. The Company is in the development stage and it intends to market, sell and distribute health and nutrition supplements to the Canadian market.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 3, 2010 through August 31, 2011 the Company has accumulated losses of $31,129.

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

                                GURU HEALTH INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                AUGUST 31, 2011


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

As of August 31, 2011, the Company has not issued any stock-based payments to its employees.

Foreign Currency Translation
The Company's functional currency is the Canadian dollar and its reporting currency is the United States dollar.

                                GURU HEALTH INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                AUGUST 31, 2011


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

In March of 2010, the Company issued 4,600,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $8,000.

In April of 2010, the Company issued 1,000,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $5,000.

In July and August 2011 the Company issued 2,000,000 shares of common stock pursuant to the S-1 offering at $0.01 per share for total cash proceeds of $20,000.

The Company has 4,600,000 shares of common stock issued and outstanding as of August 31, 2011.

NOTE 3 - ACCOUNTS PAYABLE

Accounts payable was $1,600 owed to auditors for the May 31, 2011 Audit, and $250 was due for EDGAR services.

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

                                GURU HEALTH INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                AUGUST 31, 2011


NOTE 5 - INCOME TAXES

For the period ended May 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $31,129 at August 31, 2011, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                             From        Period         Period
                                         Inception to    ended          ended
                                           August 31,  August 31,     August 31,
                                             2011         2010           2011
                                           --------     --------       --------
Income tax benefit at statutory rate       $ 10,584     $  2,987       $  2,843
Valuation allowance                         (10,584)      (2,987)        (2,843)
                                           --------     --------       --------
Income tax expense per books               $     --     $     --       $     --
                                           ========     ========       ========

Net deferred tax assets consist of the following components as of:

                                          August 31,     May 31,
                                             2011         2011
                                           --------     --------
NOL Carryover                              $ 10,584     $  7,740
Valuation allowance                         (10,584)      (7,740)
                                           --------     --------
Net deferred tax asset                     $     --     $     --
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

The Company has no tax positions at August 31, 2011 and May 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended August 31, 2011 and 2010, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at August 31, 2011 and May 31, 2011. All tax years starting with 2010 are open for examination.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $31,129 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                GURU HEALTH INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                AUGUST 31, 2011


NOTE 6 - GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 7 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2011 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

                           FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated under the name Guru Health Inc. in the State of Nevada on February 3, 2010. We are a development-stage company and we have no revenues and minimal assets. As a result we have incurred losses since inception.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to GURU HEALTH INC.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of August 31, 2011 we have no revenues, have minimal assets and have incurred losses since inception.

We intend to commence operations in the business of online health and sport supplement marketing, sales and distribution to the Canadian market with possible expansion into international markets in the future. To date, the only operations we have engaged in are the development of a business plan, purchase of trial supplements and initial website development.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception (February 3, 2010) through August 31, 2011, the Company has accumulated losses of $31,129.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED AUGUST 31, 2011 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2010 AND THE PERIOD FROM INCEPTION (FEBRUARY 3, 2010) TO AUGUST 31, 2011.

Our net loss for the three-months ended August 31, 2011 was approximately ($8,363) compared to a net loss of ($8,786) during the three months ended August 31, 2010. During the three-months ended August 31, 2011 and 2010, we did not generate any revenue. Net loss during the period from inception (February 3, 2010) to August 31, 2011 was ($31,129).

During the three-months ended August 31, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $8,363 compared to $8,786 during the three months ended August 31, 2010. General and administrative expenses incurred during the three-month period ended August 31, 2011 and 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (February 3, 2010) to August 31, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $31,129.

Our net loss during the three-months ended August 31, 2011 and 2010 was ($8,363) or ($0.00) per share and ($8,786) or ($0.00), respectively. The weighted average number of shares outstanding was 3,492,935 for the three-month period ended August 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED AUGUST 31, 2011

As at the three-months ended August 31, 2011, our current assets were $10,696 and our total liabilities were $8,825, which resulted in a working capital of $1,871. As at the three-months ended August 31, 2011, current assets were comprised of $10,696 in cash compared to $226 in current assets at May 31, 2011. At the three-months ended August 31, 2011, current liabilities were comprised of $6,975 in advances from director and $1,850 in accounts payable due to auditors and EDGAR filer. Accounts payable decreased by $1,167 to $1,850 during the three months ended August 31, 2011.

Stockholders' equity increased from ($9,766) as of May 31, 2011 to $1,871 as of August 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended August 31, 2011, net cash flows used in operating activities was ($9,530) consisting primarily of a net loss of ($8,363). Net cash flows used in operating activities was $9,386 during the three months ended August 31, 2010. Net cash flows used in operating activities was ($29,279) for the period from inception (February 3, 2010) to August 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the three-months ended August 31, 2011, we generated $20,000 net cash from financing activities due to the issuance of 2,000,000 common shares pursuant to the S-1 offering. For the three-months ended August 31, 2010 net cash provided by financing activities was $4,000 from director loans. For the period from inception (February 3, 2010) to August 31, 2011, net cash provided by financing activities was $39,975 received from sale of common stock and advances from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, equity and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory;
(ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (February 3, 2010) to August 31, 2011, Vanessa Gillis. our Chief Executive Officer and a director, advanced us $6,975. The advances are non-interest bearing and payable upon demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our May 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD").

INTEREST RATE

Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 13, 2011, our registration statement on Form S-1 became effective. 4,000,000 common shares were registered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. (REMOVED AND RESERVED)

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.1 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GURU HEALTH INC.
Dated: October 3, 2011

                                        By: /s/ Vanessa Gillis
                                            ------------------------------------
                                            Vanessa Gillis, President, Chief
                                            Financial Officer, Director


Dated: October 3, 2011
                                        By: /s/ Jessica Bradshaw
                                            ------------------------------------
                                            Jessica Bradshaw, Secretary,
                                            Treasurer Chief Financial Officer,
                                            Director