Form 10-Q/A
period 2011-08-31
Guru Health Inc
filed 2011-10-20
CIK 1492135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 12, 2011 (the "Form 10-Q"), is solely to to correct the incorrect acknowledgement of us being a shell company pursuant to Rule 12b-2 of the Exchange Act)

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

101*     Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
* Previously filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GURU HEALTH INC.
Dated: October 20, 2011

                                        By: /s/ Vanessa Gillis
                                            ------------------------------------
                                            Vanessa Gillis, President, Chief
                                            Financial Officer, Director


Dated: October 20, 2011
                                        By: /s/ Jessica Bradshaw
                                            ------------------------------------
                                            Jessica Bradshaw, Secretary,
                                            Treasurer Chief Financial Officer,
                                            Director