Form 10-Q
period 2011-11-30
Guru Health Inc
filed 2012-01-11
CIK 1492135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2011

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                   Outstanding as of November 30, 2011
     -----                                   -----------------------------------
Common Stock, $0.001                                   4,600,000

                                GURU HEALTH INC.

                                    FORM 10-Q

Part 1 FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
         Balance Sheets (unaudited)                                            3
         Statements of Operations (unaudited)                                  4
         Statement of Stockholders' Equity (unaudited)                         5
         Statements of Cash Flows (unaudited)                                  6
         Notes to unaudited Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Procedures                                              16

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  (Removed and Reserved)                                               17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       NOVEMBER 30, 2011 AND MAY 31, 2011

                                                                  November 30,         May 31,
                                                                     2011               2011
                                                                   --------           --------
                                                                  (unaudited)
ASSETS

Current Assets
  Cash and cash equivalents                                        $ 10,437           $    226
                                                                   --------           --------
Total Current Assets                                                 10,437                226
                                                                   --------           --------

TOTAL ASSETS                                                       $ 10,437           $    226
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities
  Accounts payable                                                 $  3,426           $  3,017
  Note payable - related party                                       19,775              6,975
                                                                   --------           --------
Total Current Liabilities                                            23,201              9,992
                                                                   --------           --------

TOTAL LIABILITIES                                                    23,201              9,992
                                                                   --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par $0.001, 75,000,000 shares authorized,
   4,600,000 and 2,600,000 shares issued and outstanding              4,600              2,600
  Paid-in capital                                                    28,400             10,400
  Deficit accumulated during the development stage                  (45,764)           (22,766)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (12,764)            (9,766)
                                                                   --------           --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 10,437           $    226
                                                                   ========           ========

                 The accompanying notes are an integral part of
                      the unaudited financial statements.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                       Period from
                                                                                                     February 3, 2010
                                                                                                   (Date of Inception)
                                     For the Three months ended       For the Six months ended             to
                                             November 30,                    November 30,              November 30,
                                        2011           2010             2011            2010              2011
                                     ----------     ----------       ----------      ----------        ----------
GROSS REVENUES                       $        0     $        0       $        0      $        0        $        0

OPERATING EXPENSES                       14,635          4,809           22,998          13,595            45,764
                                     ----------     ----------       ----------      ----------        ----------

LOSS FROM OPERATIONS                    (14,635)        (4,809)         (22,998)        (13,595)          (45,764)

OTHER EXPENSES                                0              0                0               0                 0
                                     ----------     ----------       ----------      ----------        ----------

NET LOSS BEFORE INCOME TAXES            (14,635)        (4,809)         (22,998)        (13,595)          (45,764)

PROVISION FOR INCOME TAXES                    0              0                0               0                 0
                                     ----------     ----------       ----------      ----------        ----------

NET LOSS                             $  (14,635)    $   (4,809)      $  (22,998)     $  (13,595)       $  (45,764)
                                     ==========     ==========       ==========      ==========        ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          4,600,000      2,600,000        4,043,442       2,600,000
                                     ----------     ----------       ----------      ----------

NET LOSS PER SHARE                   $    (0.00)    $    (0.00)      $    (0.00)     $    (0.00)
                                     ----------     ----------       ----------      ----------

                 The accompanying notes are an integral part of
                      the unaudited financial statements.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          PERIOD FROM FEBRUARY 3, 2010 (INCEPTION) TO NOVEMBER 30, 2011
                                   (UNAUDTIED)

                                           Common Stock               Additional
                                      -----------------------          Paid in          Accumulated
                                      Shares           Amount          Capital            Deficit           Total
                                      ------           ------          -------            -------           -----
Inception, February 3, 2010                   0       $        0       $        0        $        0        $        0

Common stock issued to founders
 at $0.005 per share                  2,600,000            2,600           10,400                --            13,000

Net loss for the period ended
 May 31, 2010                                --               --               --            (4,028)           (4,028)
                                     ----------       ----------       ----------        ----------        ----------
Balance, May 31, 2010                 2,600,000            2,600           10,400            (4,028)            8,972

Net loss for the period ended
 May 31, 2011                                --               --               --           (18,738)          (18,738)
                                     ----------       ----------       ----------        ----------        ----------

Balance, May 31, 2011                 2,600,000            2,600           10,400           (22,766)           (9,766)
                                     ==========       ==========       ==========        ==========        ==========

Common Stock Sold                     2,000,000            2,000           18,000                --            20,000

Net loss for the Six months
 ended November 30, 2011                     --               --               --           (22,998)          (22,998)
                                     ----------       ----------       ----------        ----------        ----------

Balance, November 30, 2011            4,600,000       $    4,600       $   28,400        $  (45,764)       $  (12,764)
                                     ==========       ==========       ==========        ==========        ==========

                 The accompanying notes are an integral part of
                      the unaudited financial statements.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Period from
                                                                                          February 3, 2010
                                                                                        (Date of Inception)
                                                          For the Six months ended              to
                                                                 November 30,               November 30,
                                                            2011            2010               2011
                                                          --------        --------           --------
Cash Flows from Operating Activities:
  Net loss for the period                                 $(22,998)       $(13,595)          $(45,764)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
     Changes in Assets and Liabilities
     Increase (decrease) in accounts payable                   409              --              3,426
     Increase (decrease) in accrued expenses                    --           2,521                 --
                                                          --------        --------           --------
 Net Cash Used in Operating Activities                     (22,589)        (11,074)           (42,338)
                                                          --------        --------           --------

Cash Flows From Investing Activities                            --              --                 --
                                                          --------        --------           --------
Cash Flows from Financing Activities:
  Proceeds from note payable - related party                12,800           4,000             19,775
  Proceeds from the sale of common stock                    20,000               0             33,000
                                                          --------        --------           --------
Net Cash Provided by Financing Activities                   32,800           4,000             52,775
                                                          --------        --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents        10,211          (7,074)            10,437

Cash and Cash Equivalents - Beginning                          226          10,647                 --
                                                          --------        --------           --------

Cash and Cash Equivalents - Ending                        $ 10,437        $  3,573           $ 10,437
                                                          ========        ========           ========

Supplemental Cash Flow Information:
  Cash paid for interest                                  $     --        $     --           $     --
                                                          ========        ========           ========
  Cash paid for income taxes                              $     --        $     --           $     --
                                                          ========        ========           ========

                 The accompanying notes are an integral part of
                      the unaudited financial statements.

                                GURU HEALTH INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL UNAUDITED STATEMENTS
                               NOVEMBER 30, 2011


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
GURU HEALTH INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on February 3, 2010. The Company is in the development stage and it intends to market, sell and distribute health and nutrition supplements to the Canadian market.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 3, 2010 through November 30, 2011 the Company has accumulated losses of $45,764.

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

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition
The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

                                GURU HEALTH INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL UNAUDITED STATEMENTS
                               NOVEMBER 30, 2011


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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718, "COMPENSATION - STOCK COMPENSATION." To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of November 30, 2011, the Company has not issued any stock-based payments to its employees.

Foreign Currency Translation
The Company's functional currency is the United States Dollar.

                                GURU HEALTH INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL UNAUDITED STATEMENTS
                               NOVEMBER 30, 2011


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

The Company has 4,600,000 shares of common stock issued and outstanding as of November 30, 2011.

NOTE 3 - ACCOUNTS PAYABLE

Accounts payable was $1,800 owed to auditors for the August 31, 2011 review, and $1,626 was due for Transfer Agent services.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

On February 3, 2010, a Director and President, Vanessa Gillis loaned the Company $1,075. On June 10, 2010, a Director and President, Vanessa Gillis loaned the Company $4,000. On March 17, 2011, a Director and President, Vanessa Gillis loaned the Company $1,500. On March 30, 2011, a Director and President, Vanessa Gillis loaned the Company $400. On September 19, 2011, a Director and President, Vanessa Gillis loaned the Company $9,800. On October 11, 2011, a Director and President, Vanessa Gillis loaned the Company $3,000. All loans are non-interest bearing, unsecured and due upon demand.

                                GURU HEALTH INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL UNAUDITED STATEMENTS
                               NOVEMBER 30, 2011


NOTE 5 - INCOME TAXES

For the period ended November 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $45,764 at November 30, 2011, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                            Period ended       Period ended     From Inception to
                                             November 30,       November 30,       November 30,
                                                2011               2010               2011
                                              --------           --------           --------
Income tax benefit at statutory rate          $  4,976           $  4,622           $ 15,560
Valuation allowance                             (4,976)            (4,622)           (15,560)
                                              --------           --------           --------
Income tax expense per books                  $     --           $     --           $     --
                                              ========           ========           ========

Net deferred tax assets consist of the following components as of:

                                             November 30,         May 31,
                                                2011               2011
                                              --------           --------
NOL Carryover                                 $ 15,560           $  7,740
Valuation allowance                            (15,560)            (7,740)
                                              --------           --------
Net deferred tax asset                        $     --           $     --
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

The Company has no tax positions at November 30, 2011 and May 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six months ended November 30, 2011 and 2010, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at November 30, 2011 and May 31, 2011. All tax years starting with 2010 are open for examination.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $45,764 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                GURU HEALTH INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO THE FINANCIAL UNAUDITED STATEMENTS
                               NOVEMBER 30, 2011


NOTE 6 - GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 7 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to the date the financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated under the name Guru Health Inc. in the State of Nevada on February 3, 2010. We are a development stage company and we have no revenues and minimal assets. As a result we have incurred losses since inception.

We have not implemented our business plan as of this date. We have focused our limited managerial and financial capacity almost entirely on fundraising efforts. We obtained quotation on the OTC Bulletin Board in October of 2011, however we require additional funds to begin operations. The Company is currently seeking sources of financing as well as looking at strategic alternatives including acquisitions and reverse mergers.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to GURU HEALTH INC.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under ASC Topic 915, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES." As of November 30, 2011 we have no revenues, have minimal assets and have incurred losses since inception.

We intend to commence operations in the business of online health and sport supplement marketing, sales and distribution to the Canadian market with possible expansion into international markets in the future. To date, the only operations we have engaged in are the development of a business plan, purchase of trial supplements and initial website development.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception (February 3, 2010) through November 30, 2011, the Company has accumulated losses of $45,764.

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

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2011 COMPARED WITH THE THREE MONTHS ENDED NOVEMBER 30, 2010.

Our net loss for the three months ended November 30, 2011 was approximately ($14,635) compared to a net loss of ($4,809) during the three months ended November 30, 2010. During the three months ended November 30, 2011 and 2010, we did not generate any revenue.

During the three months ended November 30, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $14,635 compared to $4,809 during the three months ended November 30, 2010. General and administrative expenses incurred during the three-month period ended November 30, 2011 and 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss during the three months ended November 30, 2011 and 2010 was ($14,635) or ($0.00) per share and ($4,809) or ($0.00), respectively. The weighted average number of shares outstanding was 4,600,000 for the three-month period ended November 30, 2011.

SIX-MONTH PERIOD ENDED NOVEMBER 30, 2011 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND THE PERIOD FROM INCEPTION (FEBRUARY 3, 2010) TO NOVEMBER 30, 2011.

Our net loss for the six months ended November 30, 2011 was approximately ($22,998) compared to a net loss of ($13,595) during the six months ended November 30, 2010. During the six months ended November 30, 2011 and 2010, we did not generate any revenue. Net loss during the period from inception (February 3, 2010) to November 30, 2011 was ($45,764).

During the six months ended November 30, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $22,998 compared to $13,595 during the six months ended November 30, 2010. General and administrative expenses incurred during the six-month period ended November 30, 2011 and 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (February 3, 2010) to November 30, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $45,764.

Our net loss during the six months ended November 30, 2011 and 2010 was ($22,998) or ($0.00) per share and ($13,595) or ($0.00), respectively. The weighted average number of shares outstanding was 4,043,442 for the six-month period ended November 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2011

As at the three months ended November 30, 2011, our current assets were $10,437 and our total liabilities were $23,201, which resulted in a working capital of $(12,764). As at the three months ended November 30, 2011, current assets were comprised of $10,437 in cash compared to $226 in current assets at May 31, 2011. At the six months ended November 30, 2011, current liabilities were comprised of

$19,775 in advances from a director and $3,426 in accounts payable due to auditors and EDGAR filer. Accounts payable increased by $409 to $3,426 during the three months ended November 30, 2011.

For the three-month period ended November 30, 2011, our net loss of ($14,635) compared to a net loss of ($4,809) during the three months ended November 30, 2010.

SIX-MONTH PERIOD ENDED NOVEMBER 30, 2011

As at the six months ended November 30, 2011, our current assets were $10,437 and our total liabilities were $23,201, which resulted in a working capital of $(12,764). As at the six months ended November 30, 2011, current assets were comprised of $10,437 in cash compared to $226 in current assets at May 31, 2011. At the six months ended November 30, 2011, current liabilities were comprised of $19,775 in advances from a director and $3,426 in accounts payable due to auditors and EDGAR filer. Accounts payable increased by $409 to $3,426 during the six months ended November 30, 2011.

Stockholders' deficit increased from ($9,766) as of May 31, 2011 to $(12,764) as of November 30, 2011.
CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended November 30, 2011, net cash flows used in operating activities was ($22,589) consisting primarily of a net loss of ($22,998). Net cash flows used in operating activities was ($11,074) during the six months ended November 30, 2010. Net cash flows used in operating activities was ($42,338) for the period from inception (February 3, 2010) to November 30, 2011. CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the sixmonths ended November 30, 2011, we generated $32,800 net cash from financing activities. $20,000 was due to the issuance of 2,000,000 common shares pursuant to the S-1 offering and $12,800 was from loans from a director. For the sixmonths ended November 30, 2010 net cash provided by financing activities was $4,000 from director loans. For the period from inception (February 3, 2010) to November 30, 2011, net cash provided by financing activities was $52,775 received from sale of common stock and advances from director loans.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, equity and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory;
(ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (February 3, 2010) to November 30, 2011, Vanessa Gillis, our Chief Executive Officer and a director, advanced us $19,775. The advances are non-interest bearing and payable upon demand.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-months ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                        GURU HEALTH INC.
Dated: January 11, 2012

                                        By: /s/ Vanessa Gillis
                                            ------------------------------------
                                            Vanessa Gillis, President, Chief
                                            Executive Officer, Director


Dated: January 11, 2012
                                        By: /s/ Jessica Bradshaw
                                            ------------------------------------
                                            Jessica Bradshaw, Secretary,
                                            Treasurer Chief Financial Officer,
                                            Director