Form 10-Q
period 2012-02-29
Guru Health Inc
filed 2012-04-16
CIK 1492135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 29, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

                          Commission File No. 000-54522


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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                   Outstanding as of February 29, 2012
     -----                                   -----------------------------------
Common Stock, $0.001                                      4,600,000

                                GURU HEALTH INC.

                                    FORM 10-Q

Part 1 FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
         Balance Sheets (unaudited)                                            3
         Statements of Operations (unaudited)                                  4
         Statement of Stockholders' Equity (unaudited)                         5
         Statements of Cash Flows (unaudited)                                  6
         Notes to unaudited Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Procedures                                              16

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Mine Safety Disclosures                                              17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       FEBRUARY 29, 2012 AND MAY 31, 2011

                                                                 February 29,          May 31,
                                                                     2012               2011
                                                                   --------           --------
                                                                  (unaudited)
ASSETS

Current Assets
  Cash and cash equivalents                                        $  5,307           $    226
                                                                   --------           --------
Total Current Assets                                                  5,307                226
                                                                   --------           --------

TOTAL ASSETS                                                       $  5,307           $    226
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Current Liabilities
    Accounts payable                                               $  4,327           $  3,017
    Note payable - related party                                     19,775              6,975
                                                                   --------           --------
Total Current Liabilities                                            24,102              9,992
                                                                   --------           --------

TOTAL LIABILITIES                                                    24,102              9,992
                                                                   --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par $0.001, 75,000,000 shares authorized,
   4,600,000 and 2,600,000 shares issued and outstanding              4,600              2,600
  Paid-in capital                                                    28,400             10,400
  Deficit accumulated during the development stage                  (51,795)           (22,766)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (18,795)            (9,766)
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  5,307           $    226
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

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                      Period from
                                                                                                    February 3, 2010
                                For the three months ended       For the nine months ended       (Date of Inception) to
                               February 29,     February 28,    February 29,     February 28,         February 29,
                                   2012             2011            2012             2011                 2012
                                ----------       ----------      ----------       ----------           ----------
GROSS REVENUES                  $        0       $        0      $        0       $        0           $        0

OPERATING EXPENSES                   6,031            2,109          29,029           15,704               51,795
                                ----------       ----------      ----------       ----------           ----------

LOSS FROM OPERATIONS                (6,031)          (2,109)        (29,029)         (15,704)             (51,795)

OTHER EXPENSES                           0                0               0                0                    0
                                ----------       ----------      ----------       ----------           ----------

NET LOSS BEFORE INCOME TAXES        (6,031)          (2,109)        (29,029)         (15,704)             (51,795)

PROVISION FOR INCOME TAXES               0                0               0                0                    0
                                ----------       ----------      ----------       ----------           ----------

NET LOSS                        $   (6,031)      $   (2,109)     $  (29,029)      $  (15,704)          $  (51,795)
                                ==========       ==========      ==========       ==========           ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              4,600,000        2,600,000       4,228,285        2,600,000
                                ----------       ----------      ----------       ----------

NET LOSS PER SHARE              $    (0.00)      $    (0.00)     $    (0.01)      $    (0.00)
                                ----------       ----------      ----------       ----------

                 The accompanying notes are an integral part of
                      the unaudited financial statements.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          PERIOD FROM FEBRUARY 3, 2010 (INCEPTION) TO FEBRUARY 29, 2012
                                   (UNAUDTIED)

                                           Common Stock              Additional
                                      -----------------------         Paid in        Accumulated
                                      Shares           Amount         Capital          Deficit         Total
                                      ------           ------         -------          -------         -----
Inception, February 3, 2010                   0       $        0      $        0      $        0      $        0

Common stock issued to founders
 at $0.005 per share                  2,600,000            2,600          10,400              --          13,000

Net loss for the period ended
 May 31, 2010                                --               --              --          (4,028)         (4,028)
                                     ----------       ----------      ----------      ----------      ----------
Balance, May 31, 2010                 2,600,000            2,600          10,400          (4,028)          8,972

Net loss for the period ended
 May 31, 2011                                --               --              --         (18,738)        (18,738)
                                     ----------       ----------      ----------      ----------      ----------

Balance, May 31, 2011                 2,600,000            2,600          10,400         (22,766)         (9,766)

Common Stock Sold                     2,000,000            2,000          18,000              --          20,000

Nine months ended February 29, 2012          --               --              --         (29,029)        (29,029)
                                     ----------       ----------      ----------      ----------      ----------

Balance, February 29, 2012            4,600,000       $    4,600      $   28,400      $  (51,795)     $  (18,795)
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

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Period from
                                                                                                February 3, 2010
                                                               For the nine months ended     (Date of Inception) to
                                                            February 29,       February 28,       February 29,
                                                                2012               2011               2012
                                                              --------           --------           --------
Cash Flows from Operating Activities:
  Net loss for the period                                     $(29,029)          $(15,704)          $(51,795)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
     Changes in Assets and Liabilities
     Increase (decrease) in accounts payable                     1,310                 --              4,327
     Increase (decrease) in accrued expenses                        --              1,447                 --
                                                              --------           --------           --------
 Net Cash Used in Operating Activities                         (27,719)           (14,257)           (47,468)
                                                              --------           --------           --------

Cash Flows From Investing Activities                                --                 --                 --
                                                              --------           --------           --------
Cash Flows from Financing Activities:
  Proceeds from note payable - related party                    12,800              4,000             19,775
  Proceeds from the sale of common stock                        20,000                 --             33,000
                                                              --------           --------           --------
Net Cash Provided by Financing Activities                       32,800              4,000             52,775
                                                              --------           --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents             5,081            (10,257)             5,307

Cash and Cash Equivalents - Beginning                              226             10,647                 --
                                                              --------           --------           --------

Cash and Cash Equivalents - Ending                            $  5,307           $    390           $  5,307
                                                              ========           ========           ========
Supplemental Cash Flow Information:
  Cash paid for interest                                      $     --           $     --           $     --
                                                              ========           ========           ========
  Cash paid for income taxes                                  $     --           $     --           $     --
                                                              ========           ========           ========


                 The accompanying notes are an integral part of
                      the unaudited financial statements.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2012


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
GURU HEALTH INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on February 3, 2010. The Company is in the development stage and it intends to market, sell and distribute health and nutrition supplements to the Canadian market.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 3, 2010 through February 29, 2012 the Company has accumulated losses of $51,795.

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

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2012


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

As of February 29, 2012, the Company has not issued any stock-based payments to its employees.

Foreign Currency Translation
The Company's functional currency is the United States Dollar.

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2012


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

The Company has 4,600,000 shares of common stock issued and outstanding as of February 29, 2012.

NOTE 3 - ACCOUNTS PAYABLE

Accounts payable was $1,827 owed to auditors for the November 30, 2011 review, and $2,500 was due to a consultant for filing services.

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

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2012


NOTE 5 - INCOME TAXES

For the period ended February 29, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $51,795 at February 29, 2012, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                        From
                                      Period ended   Period ended   Inception to
                                      February 29,   February 28,   February 29,
                                          2012           2011           2012
                                        --------       --------       --------
Income tax benefit at statutory rate    $  9,869       $  5,339       $ 17,610
Valuation allowance                       (9,869)        (5,339)       (17,610)
                                        --------       --------       --------
Income tax expense per books            $     --       $     --       $     --
                                        ========       ========       ========


Net deferred tax assets consist of the following components as of:

                                       February 29,     May 31,
                                          2012           2011
                                        --------       --------
NOL Carryover                           $ 17,610       $  7,740
Valuation allowance                      (17,610)        (7,740)
                                        --------       --------
Net deferred tax asset                  $     --       $     --
                                        ========       ========

The Company accounts for income taxes in accordance with ASC Topic 740, "INCOME TAXES." This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at February 29, 2012 and May 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine months ended February 29, 2012 and February 28, 2011, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at February 29, 2012 and May 31, 2011. All tax years starting with 2010 are open for examination.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $51,975 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                GURU HEALTH INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2012


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated under the name Guru Health Inc. in the State of Nevada on February 3, 2010. We are a development stage company and we have no revenues and minimal assets. As a result, we have incurred losses since inception.

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

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under ASC Topic 915, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES." As of February 29, 2012 we have no revenues, have minimal assets and have incurred losses since inception.

We intend to commence operations in the business of online health and sport supplement marketing, sales and distribution to the Canadian market with possible expansion into international markets in the future. To date, the only operations we have engaged in are the development of a business plan, purchase of trial supplements and initial website development.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception (February 3, 2010) through February 29, 2012, the Company has accumulated losses of $51,795.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE-MONTH PERIOD ENDED FEBRUARY 29, 2012 COMPARED WITH THE THREE MONTHS ENDED FEBRUARY 28, 2011.

Our net loss for the three months ended February 29, 2012 was approximately ($6,031) compared to a net loss of ($2,109) during the three months ended February 28, 2011. During the three months ended February 29, 2012 and February 28, 2011, we did not generate any revenue.

During the three months ended February 29, 2012, we incurred general and administrative, consulting, and professional expenses of approximately $6,031 compared to $2,109 during the three months ended February 28, 2011. General and administrative expenses incurred during the three-month period ended February 29, 2012 and 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss during the three months ended February 29, 2012 and February 28, 2011 was ($6,031) or ($0.00) per share and ($2,109) or ($0.00), respectively.
The weighted average number of shares outstanding was 4,600,000 for the three-month period ended February 29, 2012.

NINE-MONTH PERIOD ENDED FEBRUARY 29, 2012 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2011 AND THE PERIOD FROM INCEPTION (FEBRUARY 3, 2010) TO FEBRUARY 29, 2012.

Our net loss for the nine months ended February 29, 2012 was approximately ($29,029) compared to a net loss of ($15,704) during the nine months ended February 28, 2011. During the nine months ended February 29, 2012 and February 28, 2011, we did not generate any revenue. Net loss during the period from inception (February 3, 2010) to February 29, 2012 was ($51,795).

During the nine months ended February 29, 2012, we incurred general and administrative, consulting, and professional expenses of approximately $29,029 compared to $15,704 during the nine months ended February 28, 2011. General and administrative expenses incurred during the nine-month period ended February 29, 2012 and February 28, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (February 3, 2010) to February 29, 2012, we incurred general and administrative, consulting, and professional expenses of approximately $51,795.

Our net loss during the nine months ended February 29, 2012 and February 28, 2011 was ($29,029) or ($0.01) per share and ($15,704) or ($0.00), respectively.
The weighted average number of shares outstanding was 4,228,285 for the nine-month period ended February 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED FEBRUARY 29, 2012

As at the three months ended February 29, 2012, our current assets were $5,307 and our total liabilities were $24,102, which resulted in a working capital of $(18,795). As at the three months ended February 29, 2012, current assets were comprised of $5,307 in cash compared to $226 in current assets at May 31, 2011. At the three months months ended February 29, 2012, current liabilities were comprised of $19,775 in advances from a director and $4,327 in accounts payable due to auditors and XBRL filer. Accounts payable increased by $1,310 to $4,327 during the three months ended February 29, 2012.

For the three-month period ended February 29, 2012, our net loss of ($6,031) compared to a net loss of ($2,109) during the three months ended February 28, 2011.

NINE-MONTH PERIOD ENDED FEBRUARY 29, 2012

As at the nine months ended February 29, 2012, our current assets were $5,307 and our total liabilities were $24,102, which resulted in a working capital of ($18,795). As at the nine months ended February 29, 2012, current assets were comprised of $5,307 in cash compared to $226 in current assets at May 31, 2011. At the nine months ended February 29, 2012, current liabilities were comprised of $19,775 in advances from a director and $4,327 in accounts payable due to auditors and XBRL filer. Accounts payable increased by $1,310 to $4,327 during the nine months ended February 29, 2012.

Stockholders' deficit increased from ($9,766) as of May 31, 2011 to $(18,795) as of February 29, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended February 29, 2012, net cash flows used in operating activities was ($27,719) consisting primarily of a net loss of ($29,029). Net cash flows used in operating activities was ($14,257) during the nine months ended February 28, 2011. Net cash flows used in operating activities was ($47,468) for the period from inception (February 3, 2010) to February 29, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the nine months ended February 29, 2012, we generated $32,800 net cash from financing activities. $20,000 was due to the issuance of 2,000,000 common shares pursuant to the S-1 offering and $12,800 was from loans from a director. For the nine months ended February 28, 2011 net cash provided by financing activities was $4,000 from director loans. For the period from inception (February 3, 2010) to February 29, 2012, net cash provided by financing activities was $52,775 received from sale of common stock and advances from director loans.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, equity and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory;
(ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment. During the period from inception (February 3, 2010) to February 29, 2012, Vanessa Gillis, our Chief Executive Officer and a director, advanced us $19,775. The advances are non-interest bearing and payable upon demand.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-months ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

----------
* To be filed by amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GURU HEALTH INC.
Dated: April 16, 2012

                                        By: /s/ Vanessa Gillis
                                            ------------------------------------
                                            Vanessa Gillis, President, Chief
                                            Executive Officer, Director


Dated: April 16, 2012
                                        By: /s/ Jessica Bradshaw
                                            ------------------------------------
                                            Jessica Bradshaw, Secretary,
                                            Treasurer, Chief Financial Officer,
                                            Director