Form 10-K
period 2012-05-31
Global Stevia Corp.
filed 2012-08-24
CIK 1492135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-54522

GLOBAL STEVIA CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-1833279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Office No. 68, Truong Chinh St., Hanoi, Vietnam	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (84) 966015062

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2011 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The registrant's common stock did not trade during this period.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 59,860,000 as of August 24, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we", "us", "our" and "our company" mean Global Stevia Corp., and our wholly-owned subsidiary, Sharelink International Ltd., a British Virgin Islands company, unless otherwise indicated.

Corporate Overview

We were incorporated under the name Guru Health Inc. in the State of Nevada on February 23, 2010. We are a development-stage company and we have no revenues and minimal assets. As a result we have incurred losses since inception. On June 14, 2012, we changed our name from Guru Health Inc., to Global Stevia Corp., and gave effect to a forward split of our authorized and issued and outstanding shares of common stock on a 13 new for one (1) old basis.

We were incorporated with the intent to commence operations in the business of online health and sport supplement marketing, sales and distribution to the Canadian market with possible expansion into international markets in the future. We were not able to secure financing for this business plan and have consequently experienced a change of control and a change of business focus.  On May 31, 2012, Matthew Christopherson, our sole director and officer, acquired a total of 2,600,000 pre-split shares of our common stock from Vanessa Gillis and Jessica Bradshaw, our former directors and officers, in a private transaction for an aggregate total of $30,000.  On July 10, 2012, we entered into two separate agreements with Stevia Global Vietnam for the acquisition of 95% of Stevia Global Vietnam and the purchase of all stevia leaf product grown by Stevia Global Vietnam for a period of one year.

We maintain our business offices at Office No. 68, Truong Chinh St., Hanoi, Vietnam, and our telephone number is (84) 966015062.

Our Current Business

We are a development-stage company and we have no revenues and minimal assets.  On July 10, 2012, we entered into two separate agreements with Stevia Global Vietnam for the acquisition of 95% of Stevia Global Vietnam and the purchase of all stevia leaf product grown by Stevia Global Vietnam for a period of one year.

We chose Vietnam as our base because we believe it has the optimal growing environment, in terms of climate and politics, for the propagation of stevia.  With an estimated 91.5 million inhabitants as of 2012, it is the world's 13th-most-populous country, and the eighth-most-populous Asian country.  Temperatures vary less in the southern plains around Ho Chi Minh City and the Mekong Delta, ranging between 21 and 28 °C (69.8 and 82.4 °F) over the course of a year - Optimal growing conditions for stevia, with very fertile soil for most agriculture.

Our focus is on implementing quality agribusiness solutions to our partners, contract growers and customers to maximize the efficient production of stevia leaf. Our management team has extensive expertise in farm management and growing in Asia, and extensive experience in international business management.

Plans are to expand operations by investing in the development of larger test plantations and the acquisition of large parcels of land to have a commercially grown, fully mechanized stevia plantation. Concurrently, we plan to build out propagation labs to propagate and develop stevia varieties and cuttings.

Our mission is to become a supplier of the highest quality stevia leaf and growing solutions.  Stevia (Stevia rebaudiana A) is a crop of the family asteraceae.  Fresh stevia leaves are approximately 15 times sweeter than raw cane sugar. In order for the stevia leaves to be used as a sweetener in baking or cooking, it is necessary to dry the leaves. This process removes the moisture and concentrates sweetness in the leaves. This process also acts as a preservative so the leaves can be used in the future. Once the leaves have been dried, they are crushed and this increases the sweetness from 15 times sweeter than sugar to 30 – 40 times. Dried stevia leaves can be used to brew tea or as an added sweetener in drinks or cooking. Stevia leaves are an excellent dietary supplement as they contain proteins, iron, calcium, potassium, sodium, magnesium, vitamin A and vitamin C. Stevia leaves can be purchased whole, crushed, in tea bags or as a fine green powder.

Stevia extracts are used to sweeten food and beverages globally. With no known side effects, stevia extracts have become a major addition to the sweetener and natural food market. In order to extract stevia, the leaves are harvested during a cold period so that more sweetening compound is accumulated in the leaves. The harvested stevia leaves are then sun-dried and left in conditions with good air circulation.  The dried leaves are then crushed and put through a clarification and crystallization process where the sweetening elements ‘glycosides’ are extracted. A second important component is also extracted at this point, Rebaudioside A (“Reb-A”) which is the sweetest element of the plant, 400 times sweeter than sugar.  In 2008 steviol glycosides were recognized as safe for use as a sweetener in foods and beverages in the United States, Mexico, Australia, New Zealand and other countries. At the same time, Reb-A was granted Generally Recognized as Safe (“GRAS”) status by the US Food and Drug Administration (“FDA”).

Rebaudioside A has the least bitterness of all the steviol glycosides in the stevia plant. To produce Rebaudioside A commercially, stevia plants are dried and subjected to a water extraction process. This crude extract contains about 50% Rebaudioside A; its various glycoside molecules are separated via crystallization techniques, typically using ethanol or methanol as solvent. This allows the manufacturer to isolate pure Rebaudioside A.

Management of stevia cultivation is yet to mature in many regions and cultivators are still on a learning curve. While tolerant of most soil types, stevia is normally grown on a sandy loam or loam. Stevia occurs naturally on soils of ph+ 4 to 5, but thrives with soil ph+ as high as 7.5. However, stevia does not tolerate saline soils. Normally there is no pest or disease incidence reported in this crop.  Stevia does not appear as a crop that displaces such traditional crops as the coffee, maize, etc., but as a complementary item in the productive diversification.

The largest single factor of Reb A production is varietal specific. There are many commercially available varieties available today. Low quality leaf either has no buyers or is purchased for low value.  Reb A increases as the plant matures and grows and concentrates with sun light over time. Upon flowering, the sweetness content decreases. Accordingly, commercial harvesting is optimal at time of flowering and delaying flowering is the key to commercial farming success.

Virtually all of the commercial production of stevia is today undertaken between 30 and 45 degrees latitude. With new varieties and using altitude, there are also commercial farms in Colombia, Peru and Kenya.   Increasingly, more trials are happening in tropical areas. Equatorial (and altitude) locations may compensate for shorter days with higher light intensity resulting in comparable sweetness and Reb A content.

Chinese farms typically harvest once or twice a year (due to winter season above 30 degrees latitude). Equatorial farms (Peru, Colombia and Kenya) can achieve 4 to 6 commercial harvests per year. However, delaying flowering (and hence less harvests), likely increases Reb A.  Subsequent yield harvest increases over time as the plant has more branching and a better root system. Some varieties experience a decline in Reb A over time (but this is still not clear on new cultivars). Yields range from 2,000 kg to 16,000 kg per hectare per year and the average is likely on the lower end, from 4,000 to 5,000.

Stevia is commercialized in the shape of dry leaf, concentrated liquid, pulverized leaves or white concentrated powder. The liquid and the pulverized leaves have a light herbal aftertaste.  The concentrated liquid of green blackish color is approximately 70 times sweeter than sugar. The pulverized leaf is approximately 30 times sweeter than sugar. Stevia, in the shape of white concentrated powder is 150 times sweeter than sugar.

The cultivation and harvest of stevia is labor intensive.  The process we plan to undertake on our land, as described below, will be carried out by experienced agriculturists to ensure a healthy, fast growing and productive crop. The following is a summary of the steps involved in stevia cultivation:

•	Ground conditioning: the areas where the crop will be cultivated need to be cleared of debris, shrubs, and any remaining vegetation.
•	Production of fertilizers: organic debris can be processed and turned into organic fertilizer for the fields, improving soil nutrients and crop yield.
•	Maintenance of lines and inter rows: This is important in order to promote rapid vegetative growth of stevia, which takes place from the total cycle of production.
•	Fertilization: This will be conducted to maximize plant growth and maintain nutrients lost at harvest.
•	Pruning: this will be done by hand and will begin six months after the first round of pollination. Pruning simply involves removing rotten or damaged branches to maintain the health of the plant.
•
Harvesting: This will occur 4 to 6 times in the year as soon as the leaves ripen to contain maximum total glycoside content. The harvested leaf must be processed quickly in order to minimize the destructive acids that will accumulate after the harvesting action and will be taken directly to a hopper located close to the fields.

Once harvested, the raw material will be taken to a plant where it will be processed.  The processing is anticipated to take place as follows:

•	Weighing: The fresh raw material is weighed when it enters the plant then transferred into the horns to dry.
•	Dry: The Reb A is concentrated by a series of terminal hot air and rotations cylinders machines in the dry plant.
•	Clarification: This is the process by which leaves are separated from the rest of the initial raw material ingress in the industrial section.
•	Concentrate of Reb A: The glycosides are separated and recovered from the remaining mass with an inverse osmosis process.
•	Crystal process: The crystals are obtained with a spry process.

Our intended business model is to acquire and distribute all available stevia leaf from Stevia Global Vietnam during the first year and take over primary production upon the closing of the share purchase agreement pursuant to which we will own 95% of the company by June 15, 2013.  The cost of the acquisition, or the $300,000 we are paying to acquire the company, will be invested by Stevia Global Vietnam into development of a large scale stevia plantation.  Currently, Stevia Global Vietnam has no production capabilities or farm land. Stevia Global Vietnam has 2-3 acclimatized quality stevia varieties that are currently being tested in several smaller plots of land. The capital we have agreed to invest will build out propagation labs, and enable cultivation on larger parcels of land.   Stevia Global Vietnam has received government approval to import stevia to manufacture & sell stevia products in Vietnam.

Market, Customers and Distribution Methods

In 2008, Rebaudioside A, a steviol glycoside, was granted GRAS (Generally Recognized as Safe) status by the US Food and Drug Administration following applications by Cargill and Merisant. Since then, approval by legislators across the world has opened the door to new formulations and reformulations of foods and beverages with zero or reduced calorie content. In 2009, stevia was incorporated into leading soft drinks brands manufactured by Coca-Cola and PepsiCo.

Usage of stevia has continued to increase in recent years and in 2010 stevia products were launched across thirty-five countries and 38 categories. Within two years of the USA market opening, Nielsen based retail consumption data indicated almost $1 billion of retail sales.

There were two key developments that have opened the market. First, there was proven consumer demand for all-natural reduced calorie products where stevia was blended with sugar reducing caloric value by 30% to 40% without sacrificing the functionality and taste of sugar. Second, high purity total steviol glycosides with reduced Reb-A content were granted GRAS status by the FDA in July 2010. On a sweetness profile, stevia (Reb A) costs less than sugar which allowed stevia products to be formulated across a wide range of sweetness and create an economic advantage while producing a premium all natural low calorie product desired by the consumer.

The two industry leaders, PureCircle and GLG Life Tech, have partnered with major sugar manufacturers in the US (Imperial Sugar), Denmark (NordZucker), France (Tereos), Great Britain (British Sugar), and Australia (Sugar Australia) to market blended reduced calorie products. SteviaCane is a Steviasucrose retail product being marketed by Natural Sweet Ventures, a joint venture between PureCircle and Imperial Sugar.

The entire sweetener market is nearly $80 billion and split into three main categories: Sugar (82%), High Fructose Corn Syrup (HFCS) - (9%), and High Intensity Sweeteners (HIS) - (9%). Overall the sweetener market is growing, but HFCS and artificial HIS ingredients are being replaced with natural alternatives such as stevia. In addition, stevia is being blended with sugar to meet the low calorie consumer requirements while still maintaining functionality and taste.

Stevia’s advantage against artificially produced sweeteners is that it is derived naturally from the plant instead of the chemical processes that artificial sweeteners use. With growing consumer preference for all-natural products, combined with increasing rates of obesity and diabetes, the demand for an all-natural, zero-calorie sweetener alternative like stevia is high. Usage of stevia has continued to increase in recent years. PureCircle, a natural sweetener provider, has estimated that the global stevia ingredient market could reach $10 billion in just a few years. U.K. based food and drink consultants Zenith International estimated that worldwide sales of stevia extract reached 3,500 tons in 2010 with an overall market value of $285 million.  Zenith has also forecasted that the global market for stevia will reach 11,000 tons by 2014 which will require the tripling of stevia leaf production to keep pace with consumer demand.

Once we are able to cultivate and harvest a commercially viable amount of stevia leaf, we anticipate entering into off-take agreements with distributors for the sale of the leaf.  These buyers will then process the leaf and produce a refined end product to sell to consumers. We anticipate that we will begin producing stevia end products once we have fully developed our agronomy business.  We plan to sell to developed stevia markets in Asia, where we already have established relationships. Since the approval of stevia in the EU as of December 2011, stevia has been of high demand throughout Europe. We will actively pursue an off-take partner throughout the EU as well.

Competition

The stevia industry is populated with large, multinational companies engaged in a fully integrated stevia growth and processing business, as well as smaller startups which focus on agronomy or processing.  The stevia industry is segmented into three main categories

•	Plant Breeding and Farming
•	Extraction and Purification
•	Product Formulation and Marketing

 Stevia One S.A.C. ("Stevia One"), Wisdom Natural Brands ("Wisdom") and   GLG Life Tech Corporation (“GLG”) are the major participants in this industry framework.  A tabular summary of these companies is provided below:

Company Name	Operating Segment	Public/Private	Geographic Market	Year of Incorporation

PureCircle	Plant Breeding & Farming, Extraction	Public	Americas, Europe, the Middle East, and the Asia Pacific	2007
Stevia One	Plant Breeding and Farming	Private	South America	2011
Wisdom	Product Formulation	Private	North America	1982
GLG	Plant Breeding & Farming, Extraction	Public	Global	1998

PureCircle Limited

PureCircle (LSE: PURE) is the world’s leading producer of high purity stevia ingredients for the global food and beverage industry.  PureCircle is engaged in the production, marketing and distribution of natural sweeteners. The company is headquartered in Bandar Enstek, Malaysia. PureCircle has a license agreement giving it the right to sell high-purity Reb-A under the PureVia™ brand.  With fully owned businesses in Paraguay and Kenya, the pace of development is accelerating rapidly. Partners of PureCircle continue to grow in sixteen countries across four continents including the Americas, Europe, the Middle East, and the Asia Pacific.

PureCircle made its initial public offering on the Alternative Investment Market (“AIM”) of the London Stock Exchange in December 2007.  In 2008 PureCircle announced contract extensions with Cargill (an international producer and marketer of food, agricultural, financial and industrial products and services) and entered into contracts with PepsiCo and Whole Earth Sweetener Company for the supply of high-purity Reb-A for the use in beverages, foods and tabletop sweeteners worldwide.  In 2010 they received a US Notice of Allowance from the US Patent and Trademark Office for the production process of its stevia derived sweeteners.  In addition, on September 7, 2011 PureCircle announced the opening of a new European headquarters in London and the signing of a UK distribution agreement with Prinova Europe, an ingredient and flavor solutions company.

Stevia One

Stevia One is a privately held company with over 250 employees. The company was founded in 2009. They are establishing their company as a leader in stevia agriculture. The company is based in Lima, Peru with farming operations in Northern Peru.  Stevia One's primary focus is to be the largest, lowest cost, highest quality producer of stevia leaf in the world.

Wisdom Natural Brands™

Wisdom Natural Brands™ (formerly Wisdom Herbs) is a privately held company founded by James May in 1982. Wisdom’s objective has been to provide healthy lifestyle choices for consumers. Wisdom is the parent company of two large consumer brands: SweetLeaf™ Sweetener and Wisdom of the Ancients Tea®. Wisdom of the Ancients® sells stevia teas and a range of other health related products including soaps and strainer straws for straining tea.

GLG

GLG is a public company and a world leader in the production of high quality stevia. Their operations include stevia seed breeding, propagation, growth and harvest, extraction, refining and formulation.

GLG has been listed as a public company since 2005 and began trading on the Toronto Stock Exchange in December 2007. Their IPO on the NASDAQ was in November 2009. While the company’s headquarters are based in Vancouver, Canada, GLG’s operations are run out of China. One of GLG’s strongest competitive advantages is the relationship it has with local Chinese provincial and central government agencies which have allowed them to secure agreements in three of China’s largest stevia growing areas: Dongtai – Jiangsu Province, Mingguang – Anhui Province and Qingdao – Shangdong Province. GLG has 10 year agreements with the governments in Dongtai and Mingguang and a non-binding 20 year agreement with the Juancheng government. These agreements provide GLG with a right of first refusal to purchase all stevia grown in these cities and exclusivity to process stevia in these particular cities.

In 2008, GLG signed a strategic alliance and long-term renewable supply agreement with Cargill for the supply of Reb-A extract. GLG has been a supplier to Cargill for three years previous to the new agreement. The conditions of the new alliance mean that GLG would provide a minimum of 80% of Cargill’s Reb-A global requirements for the first five years of the agreement and would be Cargill’s exclusive Chinese supplier.  In December 2010, GLG entered into a joint venture agreement with China Agriculture and Healthy Foods Company Limited (“CAHFC”) to operate All Natural and Zero Calorie Beverage and Foods Company (“ANOC”) which is owned by Dr. Luke Zhang, GLG’s CEO. ANOC was incorporated for the sale and distribution of zero calorie food and beverages contained with GLG’s stevia extracts in China.

As we are only in the development stages of our operations, we will not effectively compete with any of these established industry participants.  Our main competition will be companies at a similar level of current development, focused on cultivation and production of stevia leaf.  Though our management believes that the industry is underserviced at this time, we may still compete with these companies, as well as the industry’s more established participants, for resources, financing, land and knowledgeable personnel.

In the face of competition, we may not be successful in cultivating, harvesting and selling stevia leaf.  Despite this, we hope to compete successfully in the stevia industry by:

•	keeping our development and asset acquisition costs low;
•	focusing on the competitive advantages of our geographical location and the experience of our staff and management; and
•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Many of the stevia companies with which we compete for financing and consumers have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on developing their cultivation and harvesting systems. This advantage could enable our competitors to develop their stevia plantations at a faster rate. Such competition could adversely impact our ability to attain the financing necessary for us to establish our stevia plantation as well as cultivate and harvest a commercially viable amount of stevia plants.

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property other than a copyright to the contents of our website: www.globalsteviacorp.com.

Research and Development

We did not incur any research and development expenses during the period from February 3, 2010, (inception) to our most recent fiscal year ended May 31, 2012.  We anticipate that we will spend $200,000 on research and development during the next 12 months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2013.

Compliance with Government Regulation

Stevia extracts may be used in a wide variety of consumer products including soft drinks, vegetable products, tabletop sweeteners, confectioneries, fruit products and processed seafood products, in a wide range of countries, including almost all major markets, and as a dietary supplement in others. Clinical studies have supported the safety and stability of stevia's various high purity compounds used in food and beverages. There is no known health threat and this is increasing consumer confidence in stevia as a sugar substitute.

Cargill and Merisant each submitted applications to the United States Food and Drug Administration (FDA) in 1998 for GRAS approval. On December 17, 2008 the stevia extract, Reb-A, received GRAS approval.  In December 2008, Australia and New Zealand approved highly purified forms of stevia extracts as safe for use in food and beverages. Previously, such extracts had only been permitted for use as a dietary supplement in these countries.

Stevia extracts have been sanctioned by the Ministry of Health of China to be used as a food additive, and are listed in the Sanitation Standard of Food Additives.

In July 2010 the FDA issued GRAS clearance for PureCircle's high purity SG95 stevia product which opened up opportunities for many more applications as well as more cost effective solutions. Further regulatory clearances were secured for Reb-A in Switzerland and France confirming the growing regulatory support for high purity stevia.

Vietnamese Regulations

A significant portion of our initial business operations will occur in Vietnam.  We will be generally subject to laws and regulations applicable to foreign investment in Vietnam. The Vietnamese legal system is based, at least in part, on written statutes. However, since these laws and regulations are relatively new and the Vietnamese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. We cannot predict the effect of future developments in the Vietnamese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government's decisions by the superior government. These uncertainties may limit legal protections available to us.

Subsidiaries

We have a wholly-owned subsidiary, Sharelink International Ltd., a British Virgin Islands company (“Sharelink”).  Sharelink was incorporated on January 3, 2012 and was acquired by us on May 30, 2012.  Sharelink had no activity from inception other than issuing 100 shares to us for $100 as well as incorporation costs.

Employees

As of July 31, 2012 we did not have any employees.  Matthew Christopherson, our current sole director and officer, spends about 30 hours per week on our operations on a consulting basis.  We also plan to engage a number of additional consultants in the areas of legal and accounting, as well as agronomy and management services on location in Vietnam.

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property other than a copyright to the contents of our website: www.globalsteviacorp.com.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Business

We require additional funding to continue our operations.  If we do not secure additional funding, we may not be able to develop our growing facilities which will affect our ability to generate revenues and achieve profitability.

Our failure to raise additional capital to finance our business could force us to limit or cease our operations.  Our business plan contemplates that we will acquire Stevia Global Vietnam for a total of $300,000, but we do not currently have the funds needed to complete this obligation.  Accordingly, we will need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios.  If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things, finance the acquisition of growing equipment as well as the production and/or distribution of produce, which would negatively impact our business and our ability to generate revenues and achieve profitability.

Investors may not be able to adequately evaluate our business due to our short operating history, lack of revenues and no customers. We may not be successful in developing our products or our services and the value of your investment could decline.

We are a development stage company with no substantial tangible assets in a highly competitive industry. We have little operating history, no customers and no revenues. This makes it difficult to evaluate our future performance and prospects. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry, including the following factors:

•	our business model and strategy are still evolving and are continually being reviewed and revised;
•	we may not be able to raise the capital required to develop our initial client base and reputation; and
•	we may not be able to successfully develop our planned products and services.

There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in us will decline.

There is substantial doubt as to whether we will continue operations. If we discontinue operations, you could lose your investment.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we incurred since our inception; (ii) our lack of operating revenues; and (iii) our dependence on sale of equity securities and receipt of capital from outside sources to continue in operation. We anticipate that we will incur increased expenses without realizing enough revenues. We therefore expect to incur significant losses in the foreseeable future. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations. If this happens, you could lose all or part of your investment.

If we do not achieve the appropriate cost structure in the highly competitive food industry, we may not be able to achieve profitability.

Our success depends in part on our ability to achieve the appropriate cost structure and operate efficiently in the highly competitive food industry, particularly in an environment of volatile input costs. We will attempt to implement profit-enhancing initiatives that impact our supply chain and general and administrative functions. These initiatives will be focused on cost-saving opportunities in procurement, manufacturing, logistics, and customer service, as well as general and administrative overhead levels. If we are not able to effectively manage costs and achieve additional efficiencies, we may not be able to compete in our industry and achieve profitability.

Success depends in part on our ability to attract and retain our personnel, which we may or may not be able to do. Our failure to do so could prevent us from achieving our goals and becoming profitable.

Although we have not experienced problems attracting and retaining key personnel in the recent past, we believe that our inability to attract or retain our personnel could have a material adverse effect on our ability to conduct our business. If we are unable to retain personnel, we may not be able to provide adequate services and marketing to develop and maintain a good reputation and brand in the market, which could prevent us from generating sufficient revenues to become profitable.

As our business assets and the majority of our directors and officers are located outside of the US, investors may be limited in their ability to enforce US civil actions against our assets or our directors and officers. You may not be able to receive compensation for damages to the value of your investment caused by wrongful actions by our directors.

Our current business assets are located in Vietnam and the majority of our directors and officers are resident outside of the US. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in a foreign court if the U.S. court in which the judgment was obtained did not have jurisdiction, as determined by the foreign court, in the matter. There is substantial doubt whether an original action could be brought successfully in foreign jurisdictions against any of our assets or our directors or officers predicated solely upon such civil liabilities. You may not be able to recover damages as compensation for a decline in your investment.

We may be unable to effectively develop an intellectual property portfolio or may fail to keep pace with advances in technology.

We have a limited operating history in the agriculture industry and there is no certainty that we will be able to effectively develop a viable portfolio of intellectual property. The success of our farm management services, which are the core of our business, depends upon our ability to create such intellectual property.

Even if we are able to develop, manufacture and obtain any regulatory approvals and clearances necessary for our technologies and methods, the success of such services will depend upon market acceptance. Levels of market acceptance for our services could be affected by several factors, including:

•	the availability of alternative services from our competitors;
•	the price and reliability of our services relative to that of our competitors; and
•	the timing of our market entry.

Additionally, our intellectual property must keep pace with advances by our competitors. Failure to do so could cause our position in the industry to erode rapidly.

We will produce products for consumption by consumers that may expose us to litigation based on consumer claims and product liability.

The stevia produced at our farms will be integrated into stevia-based products which will be consumed by the general public. Additionally, we may manufacture and sell private label stevia-based food products. Even though we intend to grow and sell products that are safe, we have potential product risk from the consuming public. We could be party to litigation based on consumer claims, product liability or otherwise that could result in significant liability for us and adversely affect our financial condition and operations.

Any failure to adequately establish a network of growers, buyers and manufacturers will impede our growth.

Our business model is substantially dependent on our establishment of relationships with buyers or manufacturers to purchase the stevia produced both at our own farms and at those of our customers. We are in the process of establishing a network of growers to produce stevia using our methods and protocols. Our ability to secure contracts with manufacturers to purchase this stevia will influence our attractiveness to growers who are potentially interested in partnering with us. Achieving significant growth in revenue will depend, in large part, on our success in establishing this production network. If we are unable to develop an efficient production network, it will make our growth more difficult and our business could suffer.

If we are unable to deliver a consistent, high quality stevia leaf at sufficient volumes, our relationships with buyers or manufacturers may suffer and our operating results will be adversely affected.

Manufacturers or buyers will expect us to be able to consistently deliver stevia at sufficient volumes, while meeting their established quality standards. If we are unable to consistently deliver such volumes either from our own farms, or those of our grower partners, our relationship with these buyers or manufacturers could be adversely affected which could have a negative impact on our operating results.

Changes in consumer preferences or negative publicity or rumors may reduce demand for our products.

Recent data suggests consumers are adopting stevia as a sweetener in many products. However, stevia is a relatively new ingredient in consumer products and many consumers are not familiar with it. Therefore, any negative reports or rumors regarding either the taste or perceived health effects of stevia, whether true or not, could have a severe impact on the demand for stevia-based products.

Manufacturers may decide to rely on alternative sweeteners which have a more established history with consumers. Primarily operating at the grower level, we will have little opportunity to influence these perceptions and there can be no assurance that the increased adoption of stevia in consumer food and beverage products will continue. Additionally, new sweeteners with similar characteristics to stevia may emerge which could be cheaper to produce or be perceived to have other qualities superior to stevia. Any of these factors could adversely affect our ability to produce revenues and our business, financial condition and results of operations would suffer.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Weather-related events could significantly affect our results of operations. We do not currently maintain insurance to cover weather-related losses and if we do obtain such insurance it likely will not cover all weather-related events and, even when an event is covered, our retention or deductible may be significant. Cooler temperatures in the regions where we operate could negatively affect us, while not affecting our competitors in other regions.

Our crops, and those of our grower partners, could also be affected by drought, temperature extremes, hurricanes, windstorms and floods. In addition, such crops could be vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of agricultural production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost. These factors may result in lower production and, in the case of farms we own or manage, increased costs due to expenditures for additional agricultural techniques or agrichemicals, the repair of infrastructure, and the replanting of damaged or destroyed crops. We may also experience shipping interruptions, port damage and changes in shipping routes as a result of weather-related disruptions.

Competitors and industry participants may be affected differently by weather-related events based on the location of their production and supply. If adverse conditions are widespread in the industry, it may restrict supplies and lead to an increase in prices for stevia leaf, but our typical fixed-price supply contracts may prevent us from recovering these higher costs.

Our operations and products are regulated in the areas of food safety and protection of human health and the environment.

Our operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments, the traceability of food products, and labeling of our products for consumers, all of which involve compliance costs. Changes in regulations or laws may require operational modifications or capital improvements at various locations. If violations occur, regulators can impose fines, penalties and other sanctions. The costs of these modifications and improvements and of any fines or penalties could be substantial. We can be adversely affected by actions of regulators or if consumers lose confidence in the safety and quality of stevia, even if our products are not implicated.

Risks Related to the Ownership of Our Stock

Though our common stock is quoted on the OTC Bulletin Board, trading of our stock is sporadic.  This could adversely affect your ability to sell your shares and the available price for the shares when sold.  You may not be able to sell your shares at your purchase price or at any price at all.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “GRUH”.  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.  Trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling or obtaining market quotations, which may have a depressive effect on the market price for our common stock.  You may not be able to sell your shares at your purchase price or at any price at all.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in an offering or in the aftermarket.  For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf.  Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock.  This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer.  Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things.  Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers.  Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

We do not intend to pay dividends and there will thus be fewer ways in which you can make a gain on your investment.

We have never paid any cash or stock dividends and we do not intend to pay any dividends for the foreseeable future.  To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends.  Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock.  There will therefore be fewer ways in which you can make a gain on your investment.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time-consuming, difficult, and costly.

It will be time-consuming, difficult and costly for us to develop and implement the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional personnel to do so, and if we are unable to comply with the requirements of the legislation we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

Under Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to furnish a report by our management on our internal control over financial reporting beginning with this Annual Report on Form 10-K for our fiscal year ending May 31, 2012 and we estimate this process has increased our compliance costs by approximately $5,000.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2. Properties

Executive Offices

Our office space is currently donated by our sole director and officer, Matthew Christopherson.  The office totals approximately 200 square feet in area.  Our office is located at Office No. 68, Truong Chinh St., Hanoi, Vietnam, and our telephone number is (84) 966015062.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the Symbol "GRUH".  Our common stock was listed for quotation in October, 2011.  The first trade of our securities occurred on July 16, 2012.

As of July 31, 2012, there were approximately 30 holders of record of our common stock. As of such date, 59,860,000 common shares were issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended May 31, 2012 that were not otherwise disclosed in our registration statement on Form S-1, quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended May 31, 2012.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2012.

Item 6. Selected Financial Data

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended May 31, 2012 and 2011 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Cash Requirements

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

We estimate that our expenses over the next 12 months will be approximately $926,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses

Legal and accounting fees	12 months	$80,000
Research and development	12 months	200,000
Management and consulting costs	12 months	250,000
Payments for acquisition of Stevia Global Vietnam	12 months	300,000
General and administrative expenses	12 months	96,000
Total		$926,000

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of land; (ii) developmental expenses associated with a start-up business; and (iii) development of our cultivation and propagation facilities. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period.  We plan to engage a number of additional consultants in the areas of legal and accounting, as well as agronomy and management services on location in Vietnam.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been through the subscription and issuance of common stock, although we have also utilized a loan and advances from related parties.

Results of Operations for the Years Ended May 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2012 and 2011.

Our operating results for the years ended May 31, 2012 and 2011 are summarized as follows:

	Year Ended
	May 31,
	2012		2011

Revenue	$	Nil	$	Nil
Cost of Goods Sold	$	Nil	$	Nil
Total Operating Expenses		$51,914		$18,738
Net Loss		$(51,914)		$(18,738)

Revenues and Cost of Goods Sold

We have not earned any revenues nor have we incurred cost of goods sold since inception. We do not expect to earn revenue during the upcoming year.

Operating Expenses

Our operating expenses for the years ended May 31, 2012 and 2011 are outlined in the table below:

	Year Ended
	May 31,
	2012	2011

Operating expenses	$51,914	$18,738

The increase in operating expenses for the year ended May 31, 2012, compared to the same period in fiscal 2011, was mainly due to an increase in activity surrounding our change of business focus.

Liquidity and Financial Condition

As of May 31, 2012, our total current assets were $119,874 and our total current liabilities were $13,613 resulting in a working capital of $106,261. We had a net loss of $51,914 for the year ended May 31, 2012, and $74,680 for the period from February 3, 2010 (date of inception) to May 31, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through private placement of equity and loan transactions.

Cash Flows

	Year Ended
	May 31,
	2012		2011

Net Cash Used in Operating Activities		$(86,318)		$(16,321)
Net Cash Used in Investing Activities	$	Nil	$	Nil
Net Cash Provided from Financing Activities		$160,966		$5,900
Increase (Decrease) In Cash		$74,648		$(10,421)

We had cash in the amount of $74,874 as of May 31, 2012 as compared to $226 as of May 31, 2011. We had a working capital of $106,261 as of May 31, 2012 compared to working capital deficit of $9,766 as of May 31, 2011.

Future Financings

We will require additional funds to implement our growth strategy in our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes our company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing and the attainment of profitable operations.  As of May 31, 2012, our company has incurred losses totaling $74,680 since inception, and has not yet generated significant revenue from operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern.

If we are able to raise additional funds and our operations and cash flow improve, management believes that we will be able to continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity. The uncertainty regarding our ability to continue as a going concern will cease when our revenues have reached a level able to sustain our business operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Loss Per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. We have a convertible debenture that is convertible into 250,000 shares of our company’s common stock at the option of the debenture holder.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, we have not adopted a stock option plan and have not granted any stock options.

As of May 31, 2012, we have not issued any stock-based payments to employees.

Foreign Currency Translation

Our functional currency is the Canadian dollar and our reporting currency is the United States dollar.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

MAY 31, 2012

Report of Independent Registered Accounting Firm	F-1

Consolidated Balance Sheets as of May 31, 2012 and May 31, 2011	F-2

Consolidated Statements of Operations for the years ended May 31, 2012 and 2011,
and the period from February 3, 2010 (Date of Inception) to May 31, 2012	F-3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the period from February 3, 2010 (Inception) to May 31, 2012	F-4

Consolidated Statements of Cash Flows for the years ended May 31, 2012 and 2011,
and the period from February 3, 2010 (Date of Inception) to May 31, 2012	F-5

Notes to Consolidated Financial Statements	F-6 – F-10

Anderson Bradshaw PLLC
5296 S. Commerce Drive, Suite 300
Salt Lake City, Utah 84107
801.281.4700

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Global Stevia Corp.
Hanoi, Vietnam

We have audited the accompanying consolidated balance sheets of Global Stevia Corp. (formerly Guru Health Inc.) (a development stage company) (the Company)  as of  May 31, 2012 and 2011, and the  related  consolidated statements of operations, changes in  stockholders’ equity (deficit), and cash flows for the years  ended  May 31, 2012 and 2011,  and for the period from inception on February 3, 2010 to May 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Stevia Corp.  as of  May 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended  May 31, 2012 and 2011, and  for the period from inception on February 3, 2010 to May 31, 2012,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company is in the development stage, has no established source of revenue, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 8, raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson Bradshaw PLLC
Anderson Bradshaw PLLC
Salt Lake City, Utah
August 8, 2012

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
MAY 31, 2012 AND 2011

	May 31, 2012	May 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$74,874	$226
Prepaid expense	45,000	0

TOTAL ASSETS	$119,874	$226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses - related party	$8,000	$0
Accounts payable	5,613	3,017
Note payable – related party	0	6,975
TOTAL CURRENT LIABILITIES	13,613	9,992

Long-Term Liabilities
Convertible Debenture	125,000	0

TOTAL LIABILITIES	138,613	9,992

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par $0.001, 975,000,000 shares authorized,
59,800,000 and 33,800,000 shares issued and outstanding at May 31, 2012 and 2011	59,800	33,800
Paid in capital	(3,859)	(20,800)
Deficit accumulated during the development stage	(74,680)	(22,766)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(18,739)	(9,766)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$119,874	$226

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2012 AND 2011,
AND PERIOD FROM FEBRUARY 3, 2010 (INCEPTION) TO MAY 31, 2012

	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011	Period from February 3, 2010 (Date of Inception) to May 31, 2012

GROSS REVENUES	$0	$0	$0

OPERATING EXPENSES	51,914	18,738	74,680

LOSS FROM OPERATIONS	(51,914)	(18,738)	(74,680)

OTHER EXPENSES	0	0	0

NET LOSS BEFORE INCOME TAXES	(51,914)	(18,738)	(74,680)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(51,914)	$(18,738)	$(74,680)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	56,182,377	33,800,000

NET LOSS PER SHARE	(0.00)	(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 3, 2010 (INCEPTION) TO MAY 31, 2012

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Inception, February 3, 2010	0	$0	$0	$0	$0

Common stock issued to founders at $0.000385 per share	33,800,000	33,800	(20,800)	-	13,000

Net loss for the period ended May 31, 2010	-	-	-	(4,028)	(4,028)

Balance, May 31, 2010	33,800,000	33,800	(20,800)	(4,028)	8,972

Net loss for the year ended May 31, 2011	-	-	-	(18,738)	(18,738)

Balance, May 31, 2011	33,800,000	33,800	(20,800)	(22,766)	(9,766)

Common stock issued to founders at $0.000769 per share	26,000,000	26,000	(6,000)	-	20,000

Loan forgiveness - Related party	-	-	22,941	-	22,941

Net loss for the year ended May 31, 2012	-	-	-	(51,914)	(51,914)

Balance, May 31, 2012	59,800,000	$59,800	$(3,859)	$(74,680)	$(18,739)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2012 AND 2011
AND FOR THE PERIOD FROM FEBRUARY 3, 2010 (INCEPTION) TO MAY 31, 2012

	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011	Period from February 3, 2010 (Date of Inception) to May 31, 2012
Cash Flows from Operating Activities:
Net loss for the period	$(51,914)	$(18,738)	$(74,680)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities
Increase in prepaid expense	(45,000)	0	(45,000)
Increase (decrease) in accounts payable	2,596	3,017	5,613
Increase (decrease) in accrued expenses	8,000	(600)	8,000
Net Cash Used in Operating Activities	(86,318)	(16,321)	(106,067)

Cash Flows from Financing Activities:
Proceeds from Convertible Debenture	125,000	0	125,000
Proceeds from note payable – related party	15,966	5,900	22,941
Proceeds from the sale of common stock	20,000	0	33,000
Net Cash Provided by Financing Activities	160,966	5,900	180,941

Net Increase (Decrease) in Cash and Cash Equivalents	74,648	(10,421)	74,874

Cash and Cash Equivalents – Beginning	226	10,647	0

Cash and Cash Equivalents – Ending	$74,874	$226	$74,874

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Financing Activity:
Note payable contributed to capital	$22,941	$0	$22,941

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
GLOBAL STEVIA CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S.A. on February 3, 2010 as Guru Health Inc.  The Company is in the development stage and it intended to market, sell and distribute health and nutrition supplements to the Canadian market. The name was changed to Global Stevia Corp. on June 14, 2012.  The Company now intends to acquire and distribute stevia leaf.  The Company has incorporated a fully owned subsidiary, Sharelink International Ltd., a British Virgin Islands company (“Sharelink”).

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, February 3, 2010 through May 31, 2012 the Company has accumulated losses of $74,680.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

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

Basis of Consolidation
The consolidated financial statements for 2012 include the Company and Sharelink from the date of acquisition on May 30, 2012.  All significant inter-company accounts and transactions have been eliminated.  Sharelink has had no operations to date other than incorporation fees.

Revenue Recognition
The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss Per Common Share
Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company has a convertible debenture that is convertible into 250,000 shares of the Company’s common stock at the option of the debenture holder.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of May 31, 2012, the Company has not issued any stock-based payments to its employees.

Foreign Currency Translation
The Company's functional currency is the Canadian dollar and its reporting currency is the United States dollar.

Recent Accounting Pronouncements
The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 2 – PREPAID EXPENSE

The Company prepaid a consultant $50,000 for services to be rendered from 5/22/2012 to 8/22/2012.  Of that amount, services valued in the amount of $45,000 had not been received as of May  31, 2012.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

NOTE 3 – CAPITAL STOCK

The authorized capital of the Company is 975,000,000 common shares with a par value of $ 0.001 per share.

In March of 2010, the Company issued 20,800,000 shares of common stock at a price of $0.000385 per share for total cash proceeds of $8,000.

In April of 2010, the Company issued 13,000,000 shares of common stock at a price of $0.000385 per share for total cash proceeds of $5,000.

In July and August 2011 the Company issued 26,000,000 shares of common stock pursuant to the S-1 offering at $0.000769 per share for total cash proceeds of $20,000.

The Company has 59,800,000 shares of common stock issued and outstanding as of May 31, 2012.

On June 18, 2012 the Company split its authorized, issued and outstanding shares of common stock on a 13 new for 1 old basis.  Consequently, the Company’s authorized capital increased from 75,000,000 to 975,000,000 shares of common stock and the Company’s issued and outstanding shares of common stock increased from 4,600,000 to 59,800,000, all with a par value of $0.001.  Effects of the stock split have been retrospectively applied throughout these financial statements as if it had occurred at the beginning of the first period presented.

NOTE 4 – ACCOUNTS PAYABLE

There was $5,613 in accounts payable at the year ended May 31, 2012.

NOTE 5 – NOTE PAYABLE – RELATED PARTY

On February 3, 2010, a Director and President, Vanessa Gillis loaned the Company $1,075. On June 10, 2010, a Director and President, Vanessa Gillis loaned the Company $4,000. On March 17, 2012, a Director and President, Vanessa Gillis loaned the Company $1,500. On March 30, 2012, a Director and President, Vanessa Gillis loaned the Company $400. On September 19, 2011, a Director and President, Vanessa Gillis loaned the Company $9,800. On October 11, 2011, a Director and President, Vanessa Gillis loaned the Company $3,000. On April 25, 2012, a Director and President, Vanessa Gillis loaned the Company $1,000. On May 7, 2012, a Director and President, Vanessa Gillis loaned the Company $200.  On May 18, 2012, a Director and President, Vanessa Gillis loaned the Company $1,584.73. On May 22, 2012, a Director and President, Vanessa Gillis loaned the Company $382. All loans are non-interest bearing, unsecured and due upon demand.

On May 31, 2012 Vanessa Gillis, a previous Director and President of the Company remised all debts owed to her by Global Stevia Corp (formerly Guru Health Inc.).  The Company recorded this transaction as a contribution of capital in the amount of $22,941.

NOTE 6 – CONVERTIBLE DEBENTURE

On May 18, 2012 the Company issued a convertible debenture to Coventry Capital LLC in the amount of $125,000. The Convertible Debenture carries an interest rate of 10% per annum, is due on May 18, 2014 and is convertible at Coventry’s discretion into shares of the Company’s common stock at $0.50 per share (the “Convertible Shares”).

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

NOTE 7 – INCOME TAXES

For the period ended May 31, 2012, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $74,680 at May 31, 2012, and will expire beginning in the year 2031.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	From Inception to May 31, 2012	Year ended May 31, 2012	Period ended May 31, 2011

Income tax benefit at statutory rate	$25,391	$17,651	$6,371
Valuation allowance	(25,391)	(17,651)	(6,371)
Income tax expense per books	$-	$-	$-

Net deferred tax assets consist of the following components as of:

	May 31, 2012	May 31, 2011	May 31, 2010

NOL Carryover	$25,391	$7,740	$1,370
Valuation allowance	(25,391)	(7,740)	(1,370)
Net deferred tax asset	$-	$-

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 on February 3, 2010. As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at May 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended May 31, 2012 and 2011, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at May 31, 2012 and 2011.

All tax years from inception are open to examination by the Internal Revenue Service.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

NOTE 8 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred losses of $74,680 since its inception and has not yet produced revenues from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.  Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 9 – COMMITMENTS

On June 26, 2012, the Company entered into a consulting agreement with Matthew Christopherson, effective May 1, 2012, whereby Mr. Christopherson has agreed to provide consulting services as the Company’s chief executive officer and president, for a period ending June 30, 2013. In consideration for agreeing to provide such services, the Company agreed to pay Mr. Christopherson a salary of $8,000 per month during the term of the consulting agreement. The consulting agreement can be terminated by providing at least ninety (90) days prior written notice to the other party.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to May 31, 2012 and has determined that it does not have any material subsequent events to disclose in these financial statements, other than as indicated below.

On June 20, 2012 the Company issued 60,000 shares of our common stock to Coventry Capital LLC at $0.50 per share for total cash proceeds of $30,000.

On July 10, 2012 the Company entered into two separate agreements with Stevia Global Trading Joint Stock Company, a Vietnamese company (“Stevia Global Vietnam”).  The first is a growing and supply agreement pursuant to which the Company agreed to purchase all of Stevia Global Vietnam’s stevia leaf product grown at its facilities for a period of one year (the “Growing and Supply Agreement”).  The second is a stock purchase agreement between the Company, Stevia Global Vietnam and all of Stevia Global Vietnam’s shareholders pursuant to which, the Company agreed to acquire 95% of the issued and outstanding capital in Stevia Global Vietnam in consideration for $300,000 to be paid in six equal installments of $50,000 each between the signing of the agreement and June 15, 2013.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On or about August 1, 2012, Child, Van Wagoner & Bradshaw, PLLC, the principal accountant for our company ceased its accounting practice for SEC reporting companies. At or about the same time Anderson Bradshaw PLLC was established as a successor firm to Child, Van Wagoner & Bradshaw, PLLC to continue performing audits for SEC reporting companies. As Anderson Bradshaw is viewed as a separate legal entity, our company dismissed Child, Van Wagoner & Bradshaw, PLLC as our principal accountant and engaged Anderson Bradshaw, as our principal accountant for our fiscal year ending May 31, 2012 and the interim periods for 2012 and 2013. The decision to change principal accountants was approved by our board of directors.

The reports of Child, Van Wagoner & Bradshaw, PLLC, on our company's financial statements as of and for the fiscal years ended May 31, 2011 and 2010 or subsequent interim period contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of May 31, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2012, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an audit committee, audit committee financial expert or independent directors;

2.	We do not have sufficient segregation of duties in the area of accounts receivable as one person receives, deposits and records all checks received; and

3.	We do not have sufficient expertise in US GAAP.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of May 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended May 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Matthew Christopherson	President, Chief Financial Officer, Secretary, Treasurer and Director	30	May 14, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Matthew Christopherson, President, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Christopherson is a co-founder of Sweet Life Stevia, a company focused on large-scale stevia plantation development in Indonesia and is also a founder of Peruana de Cacao, an agricultural company dedicated to producing and refining organic chocolate.

Since November 2006, he has been a principal of MC Promotion Consulting, wherein he has focused his attention to work alongside start-up companies in shaping their business and in helping to raise capital.

We appointed Matthew Christopherson as our sole officer and a director because of his experience in the field of agronomy, and specifically stevia cultivation.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Conflicts of Interest

Our director is not obligated to commit his full time and attention to our business and, accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. In the course of his other business activities, he may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which he owes a fiduciary duty. As a result, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. He may also in the future become affiliated with entities engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code”) that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions (the “Senior Officers”), as well as our directors and employees. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;
•	compliance with applicable governmental laws, rules and regulations;
•	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and
•	accountability for adherence to the Code.

The Code requires that, among other things, our Senior Officers commit to the timely, accurate and consistent disclosure of information; maintain confidential information; and act with honesty and integrity. In addition, it emphasizes that our Senior Officers, directors and employees have a responsibility for maintaining our financial integrity, consistent with generally accepted accounting principles and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to us. Any failure to report such inappropriate or irregular conduct is to be treated as a severe disciplinary matter. It is not our policy to retaliate against any individual who reports in good faith any violation or potential violation of the Code.

The Code was included as an exhibit to our current report on Form 8-K filed with the SEC on July 13, 2012. We undertake to provide a copy of the Code to any person without charge, upon request sent to the attention of our president at Office No. 68, Truong Chinh St., Hanoi Vietnam.

Committees of the Board

All proceedings of our sole director were conducted by resolutions consented to in writing by the director and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the director entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our sole director.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The sole director believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our director assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our sole director has determined that our director does not qualify as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our sole director.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2012 and 2011; and
•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Matthew Christopherson(1)	2012	8,000	Nil	Nil	Nil	Nil	Nil	Nil	8,000
President, Chief Financial Officer,	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Secretary and Treasurer

Vanessa Gillis(2)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President and Chief Financial Officer	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jessica Bradshaw(3)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President and Chief Financial Officer	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Secretary, Treasurer
and Chief Financial Officer

(1)	Matthew Christopherson was appointed president, chief financial officer, secretary and treasurer on May 14, 2012.
(2)	Vanessa Gillis was our president, chief executive officer, and director from inception to May 14, 2012.
(3)	Jessica Bradshaw was our secretary, treasurer, chief financial officer and director from inception to May 14, 2012.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

On June 26, 2012, we entered into a consulting agreement with Matthew Christopherson, effective May 1, 2012, whereby Mr. Christopherson has agreed to provide consulting services as our chief executive officer and president, for a period ending June 30, 2013. In consideration for agreeing to provide such services, we have agreed to pay Mr. Christopherson a salary of $8,000 per month during the term of the consulting agreement. The consulting agreement can be terminated by providing at least ninety (90) days prior written notice to the other party.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended May 31, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended May 31, 2012.

Option Exercises

During our fiscal year ended May 31, 2012 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 31, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Matthew Christopherson Office No. 68, Truong Chinh St., Hanoi, Vietnam	33,800,000 Common	56.5%

Directors and Executive Officers as a Group	33,800,000 Common	56.5%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2012.  As of July 31, 2012, there were 59,860,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with one director, Matthew Christopherson. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our sole director and officer acts in such capacities.  We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our sole director does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the sole director. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2012 and for the fiscal year ended May 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2012	May 31, 2011

Audit Fees	$20,470	$10,530
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$20,470	$10,530

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form S-1filed on July 9, 2010)

3.2	Bylaws (incorporated by reference to our registration statement on Form S-1filed on July 9, 2010)

3.3	Certificate of Change filed with the Nevada Secretary of State on June 14, 2012 (incorporated by reference to our current report on Form 8-K filed on June 18, 2012)

(10)	Material Contracts

10.1	Share Purchase Agreement, dated July 10, 2012 (incorporated by reference to our current report on Form 8-K filed on July 13, 2012)

10.2	Growing and Supply Agreement dated July 10, 2012 (incorporated by reference to our current report on Form 8-K filed on July 13, 2012)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our current report on Form 8-K filed on July 13, 2012)

(21)	List of Subsidiaries

21.1	Sharelink International Ltd. – Wholly owned, a British Virgin Islands company

(31)	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.

(31)	302 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

(101)**	Interactive Data File (Form 10-K for the Year Ended May 31, 2012)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL STEVIA CORP.
(Registrant)

Dated: August 24, 2012	/s/ Matthew Christopherson
Matthew Christopherson
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 24, 2012	/s/ Matthew Christopherson
Matthew Christopherson
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)