Form 10-Q
period 2012-08-31
Global Stevia Corp.
filed 2012-10-19
CIK 1492135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2012
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ___________


                        Commission File Number 000-54522


                               GLOBAL STEVIA CORP.
             (Exact name of registrant as specified in its charter)

             Nevada                                              27-1833279
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

No 47, Alley 86, Chua Ha Street, Cau Giay District,
            Hanoi city, Vietnam                                      N/A
  (Address of principal executive offices)                       (Zip Code)

                                 (84) 966015062
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 299,300,000 common shares issued and outstanding as of October 19, 2012.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk            19

Item 4. Controls and Procedures                                               20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           20

Item 3. Defaults Upon Senior Securities                                       20

Item 4. Mine Safety Disclosures                                               21

Item 5. Other Information                                                     21

Item 6. Exhibits                                                              21

SIGNATURES                                                                    22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

                                                                      August 31,          May 31,
                                                                        2012               2012
                                                                      --------           --------
                                                                         $                  $
                                                                     (unaudited)
ASSETS
  Cash                                                                   8,196             74,874
  Prepaid expenses                                                       1,510             45,000
                                                                      --------           --------
      TOTAL CURRENT ASSETS                                               9,706            119,874
                                                                      --------           --------
Investment in Global Stevia Vietnam                                     50,000                 --
Property and equipment                                                   3,802                 --
                                                                      --------           --------

      TOTAL ASSETS                                                      63,508            119,874
                                                                      ========           ========

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                              18,066              5,613
  Due to a related party                                                 1,954              8,000
                                                                      --------           --------
      TOTAL CURRENT LIABILITIES                                         20,020             13,613
                                                                      --------           --------
Convertible debentures, less unamortized discount of $41,300
 (May 31, 2012 - $nil)                                                 183,700            125,000
                                                                      --------           --------
      TOTAL LIABILITIES                                                203,720            138,613
                                                                      --------           --------

STOCKHOLDERS' DEFICIT
  Common Stock
    Authorized: 975,000,000 common shares with a
     par value of $0.001 per share                                     299,300            299,000
    Issued and outstanding: 299,300,000 and
     299,000,000 common shares, respectively
  Additional paid-in capital                                          (169,359)          (243,059)
  Accumulated deficit during the development stage                    (270,153)           (74,680)
                                                                      --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                     (140,212)           (18,739)
                                                                      --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       63,508            119,874
                                                                      ========           ========

        (The accompanying notes are an integral part of these condensed consolidated financial statements)

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

                                               For the            For the       For the period from
                                             three months       three months      February 3, 2010
                                                ended              ended       (Date of Inception) to
                                              August 31,         August 31,          August 31,
                                                 2012               2011                2012
                                             ------------       ------------        ------------
                                                  $                  $                   $
REVENUES                                               --                 --                  --
                                             ------------       ------------        ------------
OPERATING EXPENSES
  Depreciation                                        166                 --                 166
  General and administrative                      115,678                413             151,393
  Management fees                                  24,000                 --              32,000
  Professional fees                                47,874              7,950              78,839
                                             ------------       ------------        ------------
TOTAL OPERATING EXPENSES                          187,718              8,363             262,398
                                             ------------       ------------        ------------
Net Loss before other expense                    (187,718)            (8,363)           (262,398)

OTHER EXPENSE
  Interest expense                                 (7,755)                --              (7,755)
                                             ------------       ------------        ------------

Net Loss                                         (195,473)            (8,363)           (270,153)
                                             ============       ============        ============

Net Loss per Share - Basic and Diluted                 --                 --
                                             ============       ============
Weighted Average Shares Outstanding -
 Basic and Diluted                            299,234,783        169,000,000
                                             ============       ============


        (The accompanying notes are an integral part of these condensed consolidated financial statements)

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                              For the            For the       For the period from
                                                            three months       three months      February 3, 2010
                                                               ended              ended       (Date of Inception) to
                                                             August 31,         August 31,         August 31,
                                                                2012               2011               2012
                                                              --------           --------           --------
                                                                 $                  $                  $
OPERATING ACTIVITIES
  Net loss for the period                                     (195,473)            (8,363)          (270,153)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Accretion of discounts on convertible debt                  2,700                 --              2,700
     Depreciation                                                  166                 --                166
  Changes in operating assets and liabilities:
     Prepaid expenses                                           43,490                 --             (1,510)
     Accounts payable                                            6,998             (1,167)            12,611
     Accrued liabilities                                         5,455                 --              5,455
     Due to a related party                                     (6,046)                --              1,954
                                                              --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES              (142,710)            (9,530)          (248,777)
                                                              --------           --------           --------

INVESTING ACTIVITIES
  Deposit payment for acquisition of company                   (50,000)                --            (50,000)
  Acquisition of property and equipment                         (3,968)                --             (3,968)
                                                              --------           --------           --------
           NET CASH USED IN INVESTING ACTIVITIES               (53,968)                --            (53,968)
                                                              --------           --------           --------

FINANCING ACTIVITIES
  Proceeds from convertible debenture                          100,000                 --            225,000
  Proceeds from notes payable from a related party                  --                 --             22,941
  Proceeds from issuance of common stock                        30,000             20,000             63,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES           130,000             20,000            310,941
                                                              --------           --------           --------
Increase (Decrease) in Cash                                    (66,678)            10,470              8,196
Cash - Beginning of Period                                      74,874                226                 --
                                                              --------           --------           --------

Cash - End of Period                                             8,196             10,696              8,196
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                     --                 --                 --
  Income tax paid                                                   --                 --                 --
                                                              --------           --------           --------


        (The accompanying notes are an integral part of these condensed consolidated financial statements)

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


1. NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Global Stevia Corp. (the "Company") was incorporated in the state of Nevada on February 3, 2010. Our company is a development stage company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, DEVELOPMENT STAGE ENTITIES. Our company has incorporated a wholly-owned subsidiary, Sharelink International Inc., a British Virgin Islands company ("Sharelink").

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2012, our company has not recognized any revenue, and has an accumulated deficit of $270,153. The continuation of our company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from our company's future operations. These factors raise substantial doubt regarding our company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. Our company's fiscal year end is May 31.

b) Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Basic and Diluted Net Loss per Share

Our company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2012 and May 31, 2012, our company had 17,250,000 and 16,250,000 potentially dilutive shares, respectively.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d) Reclassification

Certain   balances  in  previously   issued   financial   statements  have  been
reclassified to be consistent with the current period presentation.

e) Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our company's audited financial statements and notes thereto for the year ended May 31, 2012.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company's financial position at August 31, 2012, and the results of its operations and cash flows for the three month period ended August 31, 2012. The results of operations for the period ended August 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

f) Cash and cash equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

g) Financial Instruments

Pursuant to ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

LEVEL 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

LEVEL 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

LEVEL 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g) Financial Instruments (continued)

Our company's financial instruments consist principally of cash, accounts payable and accrued liabilities, convertible debentures, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

h) Basis of Consolidation

The consolidated financial statements include the accounts of our company and its wholly-owned subsidiary, Sharelink. All significant inter-company accounts and transactions have been eliminated, and Sharelink had no operations to date other than incorporation fees.

i) Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. PROPERTY AND EQUIPMENT

                                                   August 31, 2012
                                                    Net Carrying    May 31, 2012
                                    Accumulated        Value        Net Carrying
                          Cost      Amortization    (unaudited)        Value
                          ----      ------------    -----------        -----
                           $            $                $               $
Computer equipment        3,968          166           3,802              --
                          =====        =====           =====           =====

4. CONVERTIBLE DEBENTURES

a) On May 18, 2012 our company issued a convertible debenture in the amount of $125,000. The convertible debenture is unsecured, bears interest at 10% per annum, is due on May 18, 2014 and is convertible at the holder's discretion into shares of our company's common stock at $0.007 per split-adjusted share. As of August 31, 2012, $3,630 (May 31, 2012 - $nil) was included in accrued interest.

b) On July 10, 2012 our company issued a convertible debenture in the amount of $100,000. The convertible debenture is unsecured, bears interest at 10% per annum, is due on July 10, 2014 and is convertible at the holder's discretion into shares of our company's common stock at $0.10 per split-adjusted share. As of August 31, 2012, $1,425 (May 31, 2012 - $nil) was included in accrued interest.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", our company recognized the intrinsic value of the embedded beneficial conversion feature of $44,000 as additional paid-in capital and an equivalent discount which will be charged to interest expense over the term of the convertible note up to its face value of $100,000 using the effective interest method with an effective interest rate of 57.67%.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


5. RELATED PARTY TRANSACTIONS

a) During the period ended August 31, 2012, our company incurred $24,000 (August 31, 2011 - $nil) of management fees to the President and Director of our company. Our company is committed to monthly management fees of $8,000 per month until June 30, 2013.

b) As at August 31, 2012, our company owes $1,954 (May 31, 2012 - $nil) to the President and Director of our company, which is unsecured, non-interest bearing, and due on demand.

6. COMMON STOCK

a) On June 18, 2012, our company and its Board of Directors authorized a 13-to-1 forward split of its common shares. The effect of the forward stock split increased our company's authorized capital from 75,000,000 to 975,000,000 shares of common stock and our company's issued and outstanding shares of common stock from 4,600,000 to 59,800,000 common shares, with a par value of $0.001 per share. The effects of the forward stock split have been retrospectively applied throughout these financial statements as if it had occurred at the beginning of the first period presented.

b) On June 20, 2012, our company issued 300,000 split-adjusted shares of our company's common stock for proceeds of $30,000.

On August 28, 2012, our company and its Board of Directors authorized a 5-to-1 forward stock split of its common shares. The effect of the forward stock split increased our company's issued and outstanding shares of common stock from 59,860,000 to 299,300,000 common shares, with a par value of $0.001 per share. The effects of the forward stock split have been retrospectively applied throughout these financial statements as if it had occurred at the beginning of the first period presented.

7. COMMITMENTS

a) On June 26, 2012, our company entered into a consulting agreement with the President and Director of our company, effective May 1, 2012, whereby our company will pay a management fee of $8,000 per month during the term of the consulting agreement for a period ended June 30, 2013. The consulting agreement can be terminated by providing at least 90 days prior written notice to the other party.

b) On August 1, 2012, our company entered into a consulting agreement with a non-related party, whereby our company will pay a management fee of $8,000 per month during the term of the consulting agreement for a twelve month period. The consulting agreement can be terminated by providing at least 90 days prior written notice to the other party.

c) On July 12, 2012, our company entered into a stock purchase agreement with Stevia Global Vietnam pursuant to which our company agreed to acquire 95% of the issued and outstanding capital in Stevia Global Vietnam in consideration for $300,000 to be paid in six equal installments of $50,000 each between the signing of the agreement and June 15, 2013 as follows:

Cash consideration to be paid:

     *    $50,000 on or before July 12, 2012 (paid);
     *    a further $50,000 to be paid on or before September 15, 2012 (unpaid);
     *    a further $50,000 to be paid on or before November 15, 2012;
     *    a further $50,000 to be paid on or before February 15, 2013;
     *    a further $50,000 to be paid on or before April 15, 2013; and
     *    a further $50,000 to be paid on or before June 15, 2013.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


7. COMMITMENTS (continued)

The acquisition of Stevia Global Vietnam will be finalized once the final acquisition payment has been made. In addition to the acquisition agreement, our company entered into a services agreement with Stevia Global Vietnam on July 12, 2012 whereby our company agrees to purchase all stevia products produced by Stevia Global Vietnam for a period of one year from the date of the agreement.

8. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

(a) On September 7, 2012, our company issued a convertible debenture for $35,000, which is unsecured, bears interest at 10% per annum, and is due on September 7, 2014. Under the terms of the debenture, the note is convertible, at the holder's discretion at any time, into common shares of our company at a rate of $0.10 per split-adjusted share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", expects", "plans", "anticipates", "believes", "estimates", "predicts", potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Global Stevia Corp., and our wholly owned subsidiary, Sharelink International Ltd., a British Virgin Islands company, unless otherwise indicated.

CORPORATE OVERVIEW

We were incorporated under the name Guru Health Inc. in the State of Nevada on February 3, 2010. We are a development-stage company and we have no revenues and minimal assets. As a result we have incurred losses since inception. On June 14, 2012, we changed our name from Guru Health Inc., to Global Stevia Corp., and gave effect to a forward split of our authorized and issued and outstanding shares of common stock on a 13 new for 1 old basis, consequently, our authorized capital increased from 75,000,000 to 975,000,000 and our issued and outstanding increased from 4,600,000 to 59,800,000 shares of common stock, all with a par value of $0.001.

We were incorporated with the intent to commence operations in the business of online health and sport supplement marketing, sales and distribution to the Canadian market with possible expansion into international markets in the future. We were not able to secure financing for this business plan and have consequently experienced a change of control and a change of business focus.

On May 31, 2012, Matthew Christopherson, our sole director and officer, acquired a total of 169,000,000 split-adjusted shares of our common stock from Vanessa Gillis and Jessica Bradshaw, our former directors and officers, in a private transaction for an aggregate total of $30,000.

On July 10, 2012, we entered into two separate agreements with Stevia Global Vietnam for the acquisition of 95% of Stevia Global Vietnam and the purchase of all stevia leaf product grown by Stevia Global Vietnam for a period of one year.

Effective September 11, 2012, we effected a forward split of our issued and outstanding shares of common stock on a 1 old for 5 new basis such that, our issued and outstanding shares of common stock increased from 59,860,000 to 299,300,000 shares of common stock, all with a par value of $0.001.

We maintain our business offices at Office No. 68, Truong Chinh St., Hanoi, Vietnam, and our telephone number is (84) 966015062. Our ticker symbol is "GSTV". Our CUSIP number is 397989 208.

OUR CURRENT BUSINESS

We are a development-stage company and we have no revenues and minimal assets. On July 10, 2012, we entered into two separate agreements with Stevia Global Vietnam for the acquisition of 95% of Stevia Global Vietnam and the purchase of all stevia leaf product grown by Stevia Global Vietnam for a period of one year.

We chose Vietnam as our base because we believe it has the optimal growing environment, in terms of climate and politics, for the propagation of stevia. With an estimated 91.5 million inhabitants as of 2012, it is the world's 13th-most-populous country, and the eighth-most-populous Asian country. Temperatures vary less in the southern plains around Ho Chi Minh City and the Mekong Delta, ranging between 21 and 28 (degree)C (69.8 and 82.4 (degree)F) over the course of a year, (optimal growing conditions for stevia), with very fertile soil for most agriculture.

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

Our mission is to become a supplier of the highest quality stevia leaf and growing solutions. Stevia (Stevia rebaudiana A) is a crop of the family asteraceae. Fresh stevia leaves are approximately 15 times sweeter than raw cane sugar. In order for the stevia leaves to be used as a sweetener in baking or cooking, it is necessary to dry the leaves. This process removes the moisture and concentrates sweetness in the leaves. This process also acts as a preservative so the leaves can be used in the future. Once the leaves have been dried, they are crushed and this increases the sweetness from 15 times sweeter than sugar to 30 - 40 times. Dried stevia leaves can be used to brew tea or as an added sweetener in drinks or cooking. Stevia leaves are an excellent dietary supplement as they contain proteins, iron, calcium, potassium, sodium, magnesium, vitamin A and vitamin C. Stevia leaves can be purchased whole, crushed, in tea bags or as a fine green powder.

Stevia extracts are used to sweeten food and beverages globally. With no known side effects, stevia extracts have become a major addition to the sweetener and natural food market. In order to extract stevia, the leaves are harvested during a cold period so that more sweetening compound is accumulated in the leaves. The harvested stevia leaves are then sun-dried and left in conditions with good air circulation. The dried leaves are then crushed and put through a clarification and crystallization process where the sweetening elements `glycosides' are extracted. A second important component is also extracted at this point, Rebaudioside A ("Reb-A") which is the sweetest element of the plant, 400 times sweeter than sugar. In 2008 steviol glycosides were recognized as safe for use as a sweetener in foods and beverages in the United States, Mexico, Australia, New Zealand and other countries. At the same time, Reb-A was granted Generally Recognized as Safe ("GRAS") status by the US Food and Drug Administration ("FDA").

Our intended business model is to acquire and distribute all available stevia leaf from Stevia Global Vietnam during the first year and take over primary production upon the closing of the share purchase agreement pursuant to which we will own 95% of our company by June 15, 2013. The cost of the acquisition, or the $300,000 we are paying to acquire our company, will be invested by Stevia Global Vietnam into development of a large scale stevia plantation. Currently, Stevia Global Vietnam has no production capabilities or farm land. Stevia Global Vietnam has 2-3 acclimatized quality stevia varieties that are currently being tested in several smaller plots of land. The capital we have agreed to invest will build out propagation labs, and enable cultivation on larger parcels of land. Stevia Global Vietnam has received government approval to import stevia to manufacture and sell stevia products in Vietnam.

On June 26, 2012, we entered into a consulting agreement with Matthew Christopherson, effective May 1, 2012, whereby Mr. Christopherson has agreed to provide consulting services as our chief executive officer and president, for a period ending June 30, 2013. In consideration for agreeing to provide such services, we have agreed to pay Mr. Christopherson a salary of $8,000 per month during the term of the consulting agreement. The consulting agreement can be terminated by providing at least 90 days prior written notice to the other party.

On September 7, 2012, we issued a convertible debenture in the amount of $35,000 to one investor. The convertible debenture carries an interest rate of 10% per annum, is due on September 7, 2014 and is convertible at the investor's discretion into shares of our common stock at $0.10 per share.

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

THREE-MONTH PERIOD ENDED AUGUST 31, 2012 COMPARED WITH THE THREE MONTHS ENDED AUGUST 31, 2011.

                                                            Difference Between
                                                               Three Month
                                                               Period Ended
                             Three Months     Three Months    August 31, 2012
                                Ended            Ended             and
                              August 31,       August 31,        August 31,
                                 2012             2011             2011
                               --------         --------         --------
                                 ($)              ($)              ($)
Revenue                             Nil              Nil              Nil
Cost of Goods Sold                  Nil              Nil              Nil
Total Operating Expenses        187,718            8,363          179,355
Net Loss                       (195,473)          (8,363)        (187,110)


REVENUES AND COST OF GOODS SOLD

We have not earned any revenues nor have we incurred cost of goods sold since inception. We do not expect to earn revenue during the upcoming year.

OPERATING EXPENSES

The increase in operating expenses of $179,355 was attributed to an increase of $115,265 for general and administrative costs as our company incurred more operating transactions during the current period as compared to prior year from additional consulting costs and out-of-pocket costs incurred with our company's acquisition of Stevia Global Vietnam, an increase of $24,000 for management fees payable at $8,000 per month to the President and Director of our company, and

$39,924 for professional fees for additional work relating to the due diligence and finalization of our company's proposed acquisition of Stevia Global Vietnam.

Our net loss during the three months ended August 31, 2012 was $195,473 or $nil loss per share compared to $8,363 or $nil loss per share for the three months ended August 31, 2011. In addition to operating expenses in the current year, our company also incurred $2,700 of accretion expense related to the beneficial conversion feature of the convertible debenture, and $5,055 in interest expense for the accrued interest on the convertible debentures. Our company did not have any accretion or interest expense in the comparative period as our company did not have any outstanding debentures or convertible instruments.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                                                      At                   At
                                                  August 31,             May 31,
                                                     2012                 2012
                                                   --------             --------
Current Assets                                     $  9,706             $119,874
Current Liabilities                                $ 20,020             $ 13,613
Working Capital Surplus (Deficit)                  $(10,314)            $106,261


CASH FLOWS

                                                           Three Months         Three Months           2010
                                                              Ended                Ended          (Inception) to
                                                            August 31,           August 31,         August 31,
                                                               2012                 2011               2012
                                                            ----------           ----------         ----------
Net Cash Used in Operating Activities                       $ (142,710)          $   (9,530)        $ (248,777)
Net Cash Used In Investing Activities                       $  (53,968)          $      Nil         $  (53,968)
Net Cash Provided by Financing Activities                   $  130,000           $   20,000         $  310,941
Net Increase (Decrease) in Cash and Cash Equivalents        $  (66,678)          $   10,470         $    8,196

As at August 31, 2012, our company had current assets of $9,706 comprised of cash of $8,196, and prepaid expenses of $1,510. Our company had total current liabilities of $20,020 comprised of $18,066 of accounts payable and accrued liabilities and $1,954 owed to related parties for payment of expenditures on our company's behalf. Our Company had a working capital deficit of $10,314 compared with a working capital surplus of $106,261 at May 31, 2012. The decrease in working capital was attributed to the use of cash from the convertible debenture and sale of common stock to pay the installment payment for Global Stevia Vietnam and for the increased operating costs and direction of our company with the new management.

On June 18, 2012, our company approved a 13-to-1 forward stock split of its authorized share capital and issued and outstanding share capital. The effect of the forward stock split increased the number of authorized common shares from 75,000,000 common shares to 975,000,000 common shares and increased the number of issued and outstanding common shares from 4,600,000 common shares to 59,800,000 common shares. Subsequent to the forward stock split, our company issued 300,000 split-adjusted common shares for proceeds of $30,000.

On August 28, 2012, our company approved a 5-to-1 forward stock split of its issued and outstanding common shares. The effect of the forward stock split increased the number of issued and outstanding common shares from 59,860,000 common shares to 299,300,000 common shares.

CASH FLOWS FROM OPERATING ACTIVITIES

During the three months ended August 31, 2012, our company used cash of $142,710 for operating activities compared with $9,530 during the three months ended August 31, 2011. The increase in the cash used for operating activities was attributed to the fact that our company received $130,000 in financing during the period which allowed our company to repay outstanding obligations and incur more day-to-day operating costs as our company changed management and incorporated new strategic objectives for our company.

CASH FLOWS FROM INVESTING ACTIVITIES

During the three months ended August 31, 2012, our company used $53,968 of cash for investing activities compared to $nil for the three months ended August 31, 2011. Our company spent $50,000 for its first installment of the potential acquisition of Global Stevia Vietnam and $3,968 for the acquisition of computer hardware to be used in our company's operations.

CASH FLOWS FROM FINANCING ACTIVITIES

During the three months ended August 31, 2012, our company received $130,000 of cash from financing activities comprised of $100,000 for the issuance of a convertible debenture which is unsecured, bears interest at 10% per annum, and due on July 10, 2014 which is convertible at $0.10 per common share. Furthermore, our company received $30,000 for the issuance of 60,000 (300,000 split-adjusted) common shares. During the three months ended August 31, 2011, our company received $20,000 from the issuance of common shares.

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

                                                       Estimated       Estimated
Description                                         Completion Date     Expenses
-----------                                         ---------------     --------
Legal and accounting fees                              12 months        $ 80,000
Research and development                               12 months         200,000
Management and consulting costs                        12 months         250,000
Payments for acquisition of Stevia Global Vietnam      12 months         300,000
General and administrative expenses                    12 months          96,000
                                                                        --------

TOTAL                                                                   $926,000
                                                                        ========

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

GOING CONCERN

The independent auditors' report accompanying our May 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

BASIC AND DILUTED NET LOSS PER SHARE

Our company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of August 31, 2012 and May 31, 2012, our company had 17,250,000 and 16,250,000 potentially dilutive shares, respectively.

RECLASSIFICATION

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

INTERIM FINANCIAL STATEMENTS

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our company's audited financial statements and notes thereto for the year ended May 31, 2012.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company's financial position at August 31, 2012, and the results of its operations and cash flows for the three month period ended August 31, 2012. The results of operations for the period ended August 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

FINANCIAL INSTRUMENTS

Pursuant to ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

LEVEL 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

LEVEL 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

LEVEL 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our company's financial instruments consist principally of cash, accounts payable and accrued liabilities, convertible debentures, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of our company and its wholly-owned subsidiary, Sharelink. All significant inter-company accounts and transactions have been eliminated, and Sharelink had no operations to date other than incorporation fees.

RECENT ACCOUNTING PRONOUNCEMENTS

Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

LOSS PER COMMON SHARE

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. We have convertible debenture that are convertible into 2,250,000 shares of our company's common stock at the option of the debenture holder.

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with ASC
718. To date, we have not adopted a stock option plan and have not granted any stock options.

As of August 31, 2012, we have not issued any stock-based payments to employees.

FOREIGN CURRENCY TRANSLATION

Our functional currency is the Canadian dollar and our reporting currency is the United States dollar.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure. This determination was a result of our external auditor needing to post adjustments to our financial statements.

Our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. We performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 20, 2012, we issued 300,000 split-adjusted shares common stock for proceeds of $30,000. All of these shares were issued pursuant to an exemption from registration requirements relying on Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective July 12, 2012, we appointed Dinh Long Tran as chief scientific officer and Lan Dung Nguyen as chief agronomy officer of our company.

ITEM 6. EXHIBITS

Exhibit
Number                            Description
------                            -----------
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

10.1 Consulting Agreement with Matthew Christopherson dated June 26, 2012 (incorporated by reference to our current report on Form 8-K filed on June 29, 2012)

10.2 Share Purchase Agreement, dated July 10, 2012 (incorporated by reference to our current report on Form 8-K filed on July 13, 2012)

10.3 Growing and Supply Agreement dated July 10, 2012 (incorporated by reference to our current report on Form 8-K filed on July 13, 2012)

10.4 Form of Convertible Debenture dated September 7, 2012 (incorporated by reference to our current report on Form 8-K filed on September 27,
         2012)

(14)     CODE OF ETHICS

14.1 Code of Ethics (incorporated by reference to our current report on Form 8-K filed on July 13, 2012)

(21)     LIST OF SUBSIDIARIES

21.1 Sharelink International Ltd. - Wholly owned, a British Virgin Islands company

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

----------
*    Filed herewith.
** To be filed by amendment. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GLOBAL STEVIA CORP.
                                       (Registrant)


Dated: October 19, 2012                /s/ Matthew Christopherson
                                       -----------------------------------------
                                       Matthew Christopherson
                                       President, Chief Executive Officer, Chief
                                       Financial Officer, Secretary, Treasurer
                                       and Director (Principal Executive
                                       Officer, Principal Financial Officer and
                                       Principal Accounting Officer)