Form 10-Q/A
period 2012-08-31
Global Stevia Corp.
filed 2012-10-23
CIK 1492135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012, filed with the Securities and Exchange Commission on August 19, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

----------
*    Previously filed.
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of
     Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GLOBAL STEVIA CORP.
                                       (Registrant)


Dated: October 23, 2012                /s/ Matthew Christopherson
                                       -----------------------------------------
                                       Matthew Christopherson
                                       President, Chief Executive Officer, Chief
                                       Financial Officer, Secretary, Treasurer
                                       and Director (Principal Executive
                                       Officer, Principal Financial Officer and
                                       Principal Accounting Officer)