Form 10-Q
period 2012-11-30
Global Stevia Corp.
filed 2013-01-22
CIK 1492135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2012
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 299,300,000 common shares issued and outstanding as of January 22, 2013.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk            19

Item 4. Controls and Procedures                                               19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           20

Item 3. Defaults Upon Senior Securities                                       20

Item 4. Mine Safety Disclosures                                               20

Item 5. Other Information                                                     20

Item 6. Exhibits                                                              20

SIGNATURES                                                                    22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

                                                                  November 30,          May 31,
                                                                      2012               2012
                                                                    --------           --------
                                                                        $                 $
                                                                   (unaudited)
ASSETS

Cash                                                                      --             74,874
Prepaid expenses and deposits                                          1,510             45,000
                                                                    --------           --------
Total Current Assets                                                   1,510            119,874

Investment in Stevia Global Trading Joint Stock Company               50,000                 --
Property and equipment                                                 3,472                 --
                                                                    --------           --------

Total Assets                                                          54,982            119,874
                                                                    ========           ========

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                            39,533              5,613
  Due to a related party                                                  98              8,000
                                                                    --------           --------
Total Current Liabilities                                             39,631             13,613

Convertible debenture, less unamortized discount of
 $66,361 and nil, respectively                                       223,639            125,000
                                                                    --------           --------

Total Liabilities                                                    263,270            138,613
                                                                    --------           --------
STOCKHOLDERS' DEFICIT
  Common Stock
    Authorized: 975,000,000 common shares with a par value
     of $0.001 per share                                             299,300            299,000
    Issued and outstanding: 299,300,000 and 299,000,000
     common shares, respectively
  Additional paid-in capital                                        (137,659)          (243,059)
  Accumulated deficit during the development stage                  (369,929)           (74,680)
                                                                    --------           --------
Total Stockholders' Deficit                                         (208,288)           (18,739)
                                                                    --------           --------

Total Liabilities and Stockholders' Deficit                           54,982            119,874
                                                                    ========           ========

              (The accompanying notes are an integral part of these
                  condensed consolidated financial statements)

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

                                                                                                          For the period from
                                                                                                            February 3, 2010
                                       For the three     For the three     For the six      For the six        (Date of
                                       months ended      months ended      months ended     months ended     Inception) to
                                       November 30,      November 30,      November 30,     November 30,      November 30,
                                           2012              2011              2012             2011              2012
                                       ------------      ------------      ------------     ------------      ------------
                                            $                 $                 $                $                  $
Revenues                                         --                --                --               --                --

Operating expenses
  Depreciation                                  330                --               496               --               496
  General and administrative                 41,803            14,635           157,481           22,998           193,196
  Management fees                            16,000                --            40,000               --            48,000
  Professional fees                          28,186                --            76,060               --           107,025
                                       ------------      ------------      ------------     ------------      ------------
Total Operating Expenses                     86,319            14,635           274,037           22,998           348,717
                                       ------------      ------------      ------------     ------------      ------------

Net Loss before other expense               (86,319)          (14,635)         (274,037)         (22,998)         (348,717)

Other expense
  Interest expense                          (13,457)               --           (21,212)              --           (21,212)
                                       ------------      ------------      ------------     ------------      ------------

Net Loss                                    (99,776)          (14,635)         (295,249)         (22,998)         (369,929)
                                       ============      ============      ============     ============      ============
Net Earnings per Share -
 Basic and Diluted                               --                --                --               --
                                       ============      ============      ============     ============      ============
Weighted Average Shares Outstanding -
 Basic and Diluted                      299,300,000       299,000,000       299,267,213      262,823,730
                                       ============      ============      ============     ============      ============


              (The accompanying notes are an integral part of these
                  condensed consolidated financial statements)

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                                                            For the period from
                                                                                              February 3, 2010
                                                          For the six        For the six         (Date of
                                                          months ended       months ended      Inception) to
                                                          November 30,       November 30,       November 30,
                                                              2012               2011               2012
                                                            --------           --------           --------
Operating Activities
  Net loss for the period                                   (295,249)           (22,998)          (369,929)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accretion of discounts on convertible debt                9,339                 --              9,339
     Depreciation                                                496                 --                496
  Changes in operating assets and liabilities:
     Prepaid expenses and deposits                            43,490                 --             (1,510)
     Accounts payable                                          6,047                409             11,660
     Accrued liabilities                                      27,873                 --             27,873
     Due to a related party                                   (7,902)                --                 98
                                                            --------           --------           --------
Net Cash Used In Operating Activities                       (215,906)           (22,589)          (321,973)
                                                            --------           --------           --------
Investing Activities
  Deposit payment for acquisition of company                 (50,000)                --            (50,000)
  Acquisition of property and equipment                       (3,968)                --             (3,968)
                                                            --------           --------           --------
Net Cash Used in Investing Activities                        (53,968)                --            (53,968)
                                                            --------           --------           --------
Financing Activities
  Proceeds from convertible debentures                       165,000                 --            290,000
  Proceeds from notes payable from a related party                --             12,800             22,941
  Proceeds from issuance of common stock                      30,000             20,000             63,000
                                                            --------           --------           --------
Net Cash Provided by Financing Activities                    195,000             32,800            375,941
                                                            --------           --------           --------

Increase (Decrease) in Cash                                  (74,874)            10,211                 --

Cash - Beginning of Period                                    74,874                226                 --
                                                            --------           --------           --------

Cash - End of Period                                              --             10,437                 --
                                                            ========           ========           ========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                                   --                 --                 --
  Income tax paid                                                 --                 --                 --
                                                            ========           ========           ========


              (The accompanying notes are an integral part of these
                  condensed consolidated financial statements)

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


1. NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Global Stevia Corp. (the "Company") was incorporated in the state of Nevada on February 3, 2010. The Company is a development stage company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, DEVELOPMENT STAGE ENTITIES. The Company has incorporated a wholly-owned subsidiary, Sharelink International Inc ("Sharelink"), a British Virgin Islands company.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $369,929. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation and Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The Company's fiscal year end is May 31.

The consolidated financial statements include the accounts of our company and its wholly-owned subsidiary, Sharelink. All significant intercompany accounts and transactions have been eliminated, and Sharelink had no operations to date other than incorporation fees.

b) Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of November 30, 2012, the Company had 2,900,000 (May 31, 2012 - 1,250,000) potentially dilutive common shares for the issuance of convertible debentures.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d) Reclassification

Certain   balances  in  previously   issued   financial   statements  have  been
reclassified to be consistent with the current period presentation.

e) Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 2012.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at November 30, 2012, and the results of its operations and cash flows for the six month period ended November 30, 2012. The results of operations for the periods ended November 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

f) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

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

The Company's financial instruments consist principally of cash, accounts payable and accrued liabilities, convertible debentures, and amount due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. PROPERTY AND EQUIPMENT

                                                 November 30, 2012
                                                   Net Carrying     May 31, 2012
                                  Accumulated         Value         Net Carrying
                       Cost       Amortization     (unaudited)         Value
                       ----       ------------     -----------         -----
                        $             $                 $                $
Computer equipment     3,968           496            3,472               --
                       =====         =====            =====            =====

4. CONVERTIBLE DEBENTURE

a) On May 18, 2012 the Company issued a convertible debenture in the amount of $125,000. The convertible debenture is unsecured, bears interest at 10% per annum, is due on May 18, 2014 and is convertible at the holder's discretion into shares of the Company's common stock at $0.10 per share. As of November 30, 2012, $6,747 (May 31, 2012 - $nil) was included in accrued interest.

b) On July 10, 2012 the Company issued a convertible debenture in the amount of $100,000. The convertible debenture is unsecured, bears interest at 10% per annum, is due on July 10, 2014 and is convertible at the holder's discretion into shares of the Company's common stock at $0.10 per share. As of November 30, 2012, $3,918 (May 31, 2012 - $nil) was included in accrued interest.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $44,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $100,000 using the effective interest method. As at November 30, 2012, the Company recorded accretion expense of $7,568, and as at November 30, 2012, the book value of the convertible debenture was $63,568.

c) On September 7, 2012 the Company issued a convertible debenture in the amount of $35,000. The convertible debenture is unsecured, bears interest at 10% per annum, is due on September 7, 2014 and is convertible at the holder's discretion into shares of the Company's common stock at $0.10 per share. As of November 30, 2012, $805 (May 31, 2012 - $nil) was included in accrued interest.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,700 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $35,000 using the effective interest method. As at November 30, 2012, the Company recorded accretion expense of $877, and as at November 30, 2012, the book value of the convertible debenture was $28,177.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


4. CONVERTIBLE DEBENTURE

d) On October 12, 2012 the Company issued a convertible debenture in the amount of $30,000. The convertible debenture is unsecured, bears interest at 10% per annum, is due on October 12, 2014 and is convertible at the holder's discretion into shares of the Company's common stock at $0.10 per share. As of November 30, 2012, $403 (May 31, 2012 - $nil) was included in accrued interest.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $30,000 using the effective interest method. As at November 30, 2012, the Company recorded accretion expense of $894, and as at November 30, 2012, the book value of the convertible debenture was $6,894.

5. RELATED PARTY TRANSACTIONS

a) During the period ended November 30, 2012, the Company incurred $40,000 (November 30, 2011 - $nil) of management fees to the former President and Director of the Company.

b) As at November 30, 2012, the Company owes $98 (May 31, 2012 - $nil) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

c) Stevia Global Vietnam, a company controlled by the President and Director of the Company, is now a related party to the Company.

6. COMMON STOCK

a) On June 18, 2012, the Company and its Board of Directors authorized a 13-to-1 forward split of its common shares. The effects of the forward stock split increased the Company's authorized capital from 75,000,000 to 975,000,000 shares of common stock and the Company's issued and outstanding shares of common stock from 4,600,000 to 59,800,000 common shares, with a par value of $0.001 per share. The effects of the forward stock split have been retrospectively applied throughout these financial statements as if it had occurred at the beginning of the first period presented.

b) On June 20, 2012, the Company issued 300,000 split-adjusted shares of the Company's common stock for proceeds of $30,000.

c) On August 28, 2012, the Company and its Board of Directors authorized a 5-to-1 forward stock split of its common shares. The effect of the forward stock split increased the Company's issued and outstanding shares of common stock from 59,800,000 to 299,300,000 common shares, with a par value of $0.001 per share. The effects of the forward stock split have been retrospectively applied throughout these financial statements as if it had occurred at the beginning of the first period presented.

7. COMMITMENTS

a) On August 1, 2012, the Company entered into a consulting agreement with a non-related party, whereby the Company will pay a management fee of $8,000 per month during the term of the consulting agreement for a twelve month period. The consulting agreement can be terminated by providing at least 90 days prior written notice to the other party.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


7. COMMITMENTS

b) On July 12, 2012, the Company entered into a stock purchase agreement with Stevia Global Trading Joint Stock Company ("Stevia Global Vietnam") pursuant to which the Company agreed to acquire 95% of the issued and outstanding capital in Stevia Global Vietnam in consideration for $300,000 to be paid in six equal installments of $50,000 each between the signing of the agreement and June 15, 2013 as follows:

Cash consideration to be paid:

     *    $50,000 on or before July 12, 2012 (paid);
     *    a further $50,000 to be paid on or before September 15, 2012 (unpaid);
     *    a further $50,000 to be paid on or before November 15, 2012 (unpaid);
     *    a further $50,000 to be paid on or before February 15, 2013;
     *    a further $50,000 to be paid on or before April 15, 2013; and
     *    a further $50,000 to be paid on or before June 15, 2013.

The acquisition of Stevia Global Vietnam will be finalized once the final acquisition payment has been made. In addition to the acquisition agreement, the Company entered into a services agreement with Stevia Global Vietnam whereby the Company agrees to purchase all stevia products produced by Stevia Global Vietnam for a period of one year from the date of the agreement.

Upon the closing of the stock purchase agreement the Company will own 95% of Stevia Global Vietnam. The $300,000 purchase price is being paid for by the Company and is solely for 95% of the stock of Stevia Global Vietnam. The
$300,000 purchase price will be invested by Stevia Global Vietnam into development of a large scale stevia plantation. None of the $300,000 is for the purchase of product for the first year.

The investment is recorded at cost due to the fact the acquisition has not been finalized and the Company does not yet control Stevia Global Vietnam. After acquisition, Stevia Global Vietnam will become a subsidiary of the Company.

Stevia Global Vietnam, a company controlled by the President and Director of the Company, is now a related party to the Company.

8. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On May 31, 2012, Matthew Christopherson, our former director and officer, acquired a total of 169,000,000 split-adjusted shares of our common stock from Vanessa Gillis and Jessica Bradshaw, our former directors and officers, in a private transaction for an aggregate total of $30,000.

On July 10, 2012, we entered into two separate agreements with Stevia Global Trading Joint Stock Company ("Stevia Global Vietnam") for the acquisition of 95% of Stevia Global Vietnam and the purchase of all stevia leaf product grown by Stevia Global Vietnam for a period of one year.

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

Our intended business model is to acquire and distribute all available stevia leaf from Stevia Global Vietnam during the first year and take over primary production upon the closing of the share purchase agreement pursuant to which we will own 95% of Stevia Global Vietnam by June 15, 2013. The cost of the acquisition, or the $300,000 we are paying to acquire Stevia Global Vietnam, will be invested by Stevia Global Vietnam into development of a large scale stevia plantation. Currently, Stevia Global Vietnam has no production capabilities or farm land. Stevia Global Vietnam has 2-3 acclimatized quality stevia varieties that are currently being tested in several smaller plots of land. The capital we have agreed to invest will build out propagation labs, and enable cultivation on larger parcels of land. Stevia Global Vietnam has received government approval to import stevia to manufacture and sell stevia products in Vietnam.

On September 7, 2012, we issued a convertible debenture in the amount of $35,000 to one investor. The convertible debenture carries an interest rate of 10% per annum, is due on September 7, 2014 and is convertible at the investor's discretion into shares of our common stock at $0.10 per share.

On October 12, 2012 we issued a convertible debenture in the amount of $30,000. The convertible debenture is unsecured, bears interest at 10% per annum, is due on October 12, 2014 and is convertible at the holder's discretion into shares of our company's common stock at $0.10 per share.

Effective November 27, 2012, we entered into a research agreement with Plant Resource Center, a Vietnamese governmental agency that specializes in the research and development of agriculture techniques of planting. Pursuant to the terms of the research agreement, Plant Center shall complete all research and development activities by December 12, 2013 and deliver a completed report, intellectual property and plant seedling to our company by December 25, 2013. The research agreement may be extended for an additional period of one year.

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

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2012 COMPARED WITH THE THREE MONTHS ENDED NOVEMBER 30, 2011.

                                                              Difference Between
                                                                 Three Month
                                                                 Period Ended
                           Three Months      Three Months      November 30, 2012
                              Ended             Ended                and
                           November 30,      November 30,         November 30,
                              2012              2011                 2011
                            --------          --------             --------
                              ($)               ($)                  ($)
Revenue                          Nil               Nil                  Nil
Cost of Goods Sold               Nil               Nil                  Nil
Total Operating Expenses      86,319            14,635               71,684
Net Loss                     (99,776)          (14,635)             (85,571)

REVENUES AND COST OF GOODS SOLD

We have not earned any revenues nor have we incurred cost of goods sold since inception. We do not expect to earn revenue during the upcoming year.

OPERATING EXPENSES

The increase in operating expenses of $71,684 was attributed to an increase of $27,168 for general and administrative costs as our company incurred more operating transactions during the current period as compared to prior year from additional consulting costs and out-of-pocket costs incurred with our company's proposed acquisition of Stevia Global Vietnam, an increase of $16,000 for management fees payable at $8,000 per month to the former President and Director of our company for the months of September and October, and $28,186 for professional fees for legal, accounting, and audit fees relating to the Company's SEC filings.

Our net loss during the three months ended November 30, 2012 was $99,776 or $nil loss per share compared to $14,635 or $nil loss per share for the three months ended November 30, 2011. In addition to operating expenses in the current year, our company also incurred $13,457 of interest and accretion expense related to the beneficial conversion feature of the convertible debenture. Our company did not have any interest or accretion expense in the comparative period as our company did not have any outstanding debentures or convertible instruments.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                                                             At                   At
                                                         November 30,           May 31,
                                                            2012                 2012
                                                         ----------           ----------
Current Assets                                           $    1,510           $  119,874
Current Liabilities                                      $   39,631           $   13,613
Working Capital Surplus (Deficit)                        $  (38,121)          $  106,261

CASH FLOWS

                                                          Six Months          Six Months        February 3, 2010
                                                            Ended                Ended           (Inception) to
                                                         November 30,         November 30,         November 30,
                                                            2012                 2011                 2012
                                                         ----------           ----------           ----------
Net Cash Used in Operating Activities                    $ (215,906)          $  (22,589)          $ (321,973)
Net Cash Used In Investing Activities                    $  (53,968)          $      Nil           $  (53,968)
Net Cash Provided by Financing Activities                $  195,000           $   32,800           $  375,941
Net Increase (Decrease) in Cash and Cash Equivalents     $  (74,874)          $   10,211           $      Nil

As at November 30, 2012, our company had current assets of $1,510 comprised of prepaid expenses. Our company had total current liabilities of $39,631 comprised of $39,533 of accounts payable and accrued liabilities and $98 owed to related parties for payment of expenditures on our company's behalf. Our Company had a working capital deficit of $38,121 compared with a working capital surplus of $106,261 at May 31, 2012. The decrease in working capital was attributed to the use of cash from the convertible debenture and sale of common stock to pay the installment payment for Global Stevia Vietnam and for the increased operating costs and direction of our company with the new management.

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

CASH FLOWS FROM OPERATING ACTIVITIES

During the six months ended November 30, 2012, our company used cash of $215,906 for operating activities compared with $22,589 during the six months ended November 30, 2011. The increase in the cash used for operating activities was attributed to the fact that our company received $195,000 in financing during the period which allowed our company to repay outstanding obligations and incur more day-to-day operating costs as our company changed management and incorporated new strategic objectives for our company.

CASH FLOWS FROM INVESTING ACTIVITIES

During the six months ended November 30, 2012, our company used $53,968 of cash for investing activities compared to $nil for the six months ended November 30, 2011. Our company spent $50,000 for its first installment of the potential acquisition of Global Stevia Vietnam and $3,968 for the acquisition of computer hardware to be used in our company's operations.

CASH FLOWS FROM FINANCING ACTIVITIES

During the six months ended November 30, 2012, our company received $195,000 of cash from financing activities comprised of $165,000 for the issuance of convertible debentures which are unsecured, bear interest at 10% per annum, and due in 2014, two years from the dates of issuance, which are convertible at $0.10 per common share. Furthermore, our company received $30,000 for the issuance of 60,000 (300,000 split-adjusted) common shares. During the six months ended November 30, 2011, our company received $20,000 from the issuance of common shares and $12,800 of proceeds from a related party.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. Our company's fiscal year end is May 31.

The consolidated financial statements include the accounts of our company and its wholly-owned subsidiary, Sharelink. All significant intercompany accounts and transactions have been eliminated, and Sharelink had no operations to date other than incorporation fees.

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

BASIC AND DILUTED NET LOSS PER SHARE

Our company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of November 30, 2012, our company had 2,900,000 (May 31, 2012 - 1,250,000) potentially dilutive common shares for the issuance of convertible debentures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company's financial position at November 30, 2012, and the results of its operations and cash flows for the six month period ended November 30, 2012. The results of operations for the periods ended November 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Our company's financial instruments consist principally of cash, accounts payable and accrued liabilities, convertible debentures, and amount due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective, due to adjusting entries required to be made to our accounting records.

CHANGES IN INTERNAL CONTROLS

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective October 26, 2012, Matthew Christopherson resigned as president, chief executive officer, secretary, treasurer, chief financial officer and director of our company. Mr. Christopherson's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Concurrently with the resignation of Mr. Christopherson, we appointed Phuong Hong Tran as president, chief executive officer, chief financial officer, secretary, treasurer and director.

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

10.1 Share Purchase Agreement, dated July 10, 2012 with Stevia Global Trading Joint Stock Company, et al (incorporated by reference to our current report on Form 8-K filed on July 13, 2012)

10.2 Growing and Supply Agreement dated July 10, 2012 with Stevia Global Trading Joint Stock Company (incorporated by reference to our current report on Form 8-K filed on July 13, 2012)

10.3 Form of Convertible Debenture dated September 7, 2012 (incorporated by reference to our current report on Form 8-K filed on September 27,
          2012)

10.4 Research Agreement dated November 27, 2012 with Plant Resource Center (incorporated by reference to our current report on Form 8-K filed on December 3, 2012)

(14)      CODE OF ETHICS

14.1 Code of Ethics (incorporated by reference to our current report on Form 8-K filed on July 13, 2012)

(21)      LIST OF SUBSIDIARIES

21.1 Sharelink International Ltd. - Wholly owned, a British Virgin Islands company

(31)      302 CERTIFICATION

31.1* Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(31)      302 CERTIFICATION

32.1* Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(101)**   INTERACTIVE DATA FILE
101.INS   XBRL Instance Document
101.SCH   XBRL Taxonomy Extension Schema Document.
101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF   XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB   XBRL Taxonomy Extension Label Linkbase Document.
101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document.

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

                                                 GLOBAL STEVIA CORP.
                                                   (Registrant)


Dated: January 22, 2013                  /s/ Phuong Hong Tran
                                         ---------------------------------------
                                         Phuong Hong Tran
                                         President, Chief Executive Officer,
                                         Chief Financial Officer, Secretary,
                                         Treasurer and Director
                                         (Principal Executive Officer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer)