Form 10-Q
period 2013-02-28
Global Stevia Corp.
filed 2013-04-22
CIK 1492135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2013
                                       or

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

84 Crosswell Court, Hammonds Plains, Nova Scotia                   B3Z 0M5
  (Address of principal executive offices)                       (Zip Code)

                                 (902) 832-0808
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 299,300,000 common shares issued and outstanding as of April 12, 2013.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk            19

Item 4. Controls and Procedures                                               19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           20

Item 3. Defaults Upon Senior Securities                                       20

Item 4. Mine Safety Disclosures                                               20

Item 5. Other Information                                                     20

Item 6. Exhibits                                                              20

SIGNATURES                                                                    22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2013 are not necessarily indicative of the results that can be expected for the full year.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

                                                                      February 28,          May 31,
                                                                          2013               2012
                                                                        --------           --------
                                                                           $                  $
                                                                       (unaudited)
ASSETS
  Cash                                                                        --             74,874
  Prepaid expenses and deposits                                            1,510             45,000
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,510            119,874

Property and equipment                                                     3,145                 --
                                                                        --------           --------

TOTAL ASSETS                                                               4,655            119,874
                                                                        ========           ========
LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                63,982              5,613
  Due to related parties                                                  13,100              8,000
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 77,082             13,613

Convertible debentures, less unamortized discount
 of $58,583 and nil, respectively                                        231,417            125,000
                                                                        --------           --------
TOTAL LIABILITIES                                                        308,499            138,613
                                                                        --------           --------
STOCKHOLDERS' DEFICIT
  Common Stock
    Authorized: 975,000,000 common shares with a par
     value of $0.001 per share                                           299,300            299,000
    Issued and outstanding: 299,300,000 and 299,000,000 common shares, respectively
  Additional paid-in capital                                            (137,659)          (243,059)
  Accumulated deficit during the development stage                      (465,485)           (74,680)
                                                                        --------           --------
TOTAL STOCKHOLDERS' DEFICIT                                             (303,844)           (18,739)
                                                                        --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                4,655            119,874
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


                                           For the          For the          For the          For the      For the period from
                                         three months     three months     nine months      nine months      February 3, 2010
                                            ended            ended            ended            ended      (Date of Inception) to
                                         February 28,     February 29,     February 28,     February 29,       February 28,
                                             2013             2012             2013             2012               2013
                                         ------------     ------------     ------------     ------------       ------------
                                              $                $                $                $                  $
REVENUES                                           --               --               --               --                 --
                                         ------------     ------------     ------------     ------------       ------------
OPERATING EXPENSES
  Depreciation                                    327               --              823               --                823
  General and administrative                   24,401            6,031          181,882           29,029            217,597
  Management fees                                  --               --           40,000               --             48,000
  Professional fees                             5,900               --           81,960               --            112,925
                                         ------------     ------------     ------------     ------------       ------------
TOTAL OPERATING EXPENSES                       30,628            6,031          304,665           29,029            379,345
                                         ------------     ------------     ------------     ------------       ------------
Net Loss before other expense                 (30,628)          (6,031)        (304,665)         (29,029)          (379,345)

OTHER EXPENSE
  Interest expense                            (14,928)              --          (36,140)              --            (36,140)
  Write down of acquisition costs             (50,000)              --          (50,000)              --            (50,000)
                                         ------------     ------------     ------------     ------------       ------------
NET LOSS                                      (95,556)          (6,031)        (390,805)         (29,029)          (465,485)
                                         ============     ============     ============     ============       ============
NET EARNINGS PER SHARE
 - BASIC AND DILUTED                               --               --               --               --
                                         ============     ============     ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED                         299,300,000      299,000,000      299,278,022      262,823,730
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

                                                            For the            For the      For the period from
                                                          nine months        nine months      February 3, 2010
                                                             ended              ended      (Date of Inception) to
                                                          February 28,       February 29,       February 28,
                                                              2013               2012               2013
                                                            --------           --------           --------
                                                               $                  $                  $
OPERATING ACTIVITIES
  Net loss for the period                                   (390,805)           (29,029)          (465,485)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Accretion of discounts on convertible debt               17,117                 --             17,117
     Depreciation                                                823                 --                823
     Write down of acquisition costs                          50,000                 --             50,000
  Changes in operating assets and liabilities:
     Prepaid expenses and deposits                            43,490                 --             (1,510)
     Accounts payable                                           (654)             1,310              4,959
     Accrued liabilities                                      59,023                 --             59,023
                                                            --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                       (221,006)           (27,719)          (335,073)
                                                            --------           --------           --------
INVESTING ACTIVITIES
  Deposit payment for acquisition of company                 (50,000)                --            (50,000)
  Acquisition of property and equipment                       (3,968)                --             (3,968)
                                                            --------           --------           --------
NET CASH USED IN INVESTING ACTIVITIES                        (53,968)                --            (53,968)
                                                            --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from convertible debentures                       165,000                 --            290,000
  Proceeds from related party, net                             5,100                 --             13,100
  Proceeds from notes payable from a related party                --             12,800             22,941
  Proceeds from issuance of common stock                      30,000             20,000             63,000
                                                            --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    200,100             32,800            389,041
                                                            --------           --------           --------
Increase (Decrease) in Cash                                  (74,874)             5,081                 --
Cash - Beginning of Period                                    74,874                226                 --
                                                            --------           --------           --------

CASH - END OF PERIOD                                              --              5,307                 --
                                                            ========           ========           ========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                   --                 --                 --
  Income tax paid                                                 --                 --                 --
                                                            ========           ========           ========

              (The accompanying notes are an integral part of these
                  condensed consolidated financial statements)

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2013, the Company has not recognized any revenue, and has an accumulated deficit of $465,485. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of February 28, 2013, the Company had 2,900,000 (May 31, 2012 - 1,250,000) potentially dilutive common shares from the issuance of convertible debentures.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at February 28, 2013, and the results of its operations and cash flows for the nine month period ended February 28, 2013. The results of operations for the period ended February 28, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


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

3. PROPERTY AND EQUIPMENT

                                                February 28, 2013   May 31, 2012
                                  Accumulated     Net Carrying      Net Carrying
                        Cost      Amortization        Value            Value
                        ----      ------------        -----            -----
                          $            $                $               $
                                                   (unaudited)
Computer equipment      3,968          823            3,145             --

4. CONVERTIBLE DEBENTURE

a) On May 18, 2012 the Company issued a convertible debenture in the amount of $125,000. The convertible debenture is unsecured, bears interest at 10% per annum, is due on May 18, 2014 and is convertible at the holder's discretion into shares of the Company's common stock at $0.10 per share. As of February 28, 2013, $9,829 (May 31, 2012 - $nil) was included in accrued interest.

b) On July 10, 2012 the Company issued a convertible debenture in the amount of $100,000. The convertible debenture is unsecured, bears interest at 10% per annum, is due on July 10, 2014 and is convertible at the holder's discretion into shares of the Company's common stock at $0.10 per share. As of February 28, 2013, $6,384 (May 31, 2012 - $nil) was included in accrued interest.

     In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $44,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $100,000 using the effective interest method. As at February 28, 2013, the Company recorded accretion expense of $12,575, and as at February 28, 2013, the book value of the convertible debenture was $68,575.

c) On September 7, 2012 the Company issued a convertible debenture in the amount of $35,000. The convertible debenture is unsecured, bears interest at 10% per annum, is due on September 7, 2014 and is convertible at the holder's discretion into shares of the Company's common stock at $0.10 per share. As of February 28, 2013, $1,668 (May 31, 2012 - $nil) was included in accrued interest.

     In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $7,700 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $35,000 using the effective interest method. As at February 28, 2013, the Company recorded accretion expense of $1,820, and as at February 28, 2013, the book value of the convertible debenture was $29,119.

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


4. CONVERTIBLE DEBENTURE (continued)

d) On October 12, 2012 the Company issued a convertible debenture in the amount of $30,000. The convertible debenture is unsecured, bears interest at 10% per annum, is due on October 12, 2014 and is convertible at the holder's discretion into shares of the Company's common stock at $0.10 per share. As of February 28, 2013, $1,143 (May 31, 2012 - $nil) was included in accrued interest.

     In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note up to its face value of $30,000 using the effective interest method. As at February 28, 2013, the Company recorded accretion expense of $2,722, and as at February 28, 2013, the book value of the convertible debenture was $8,723.

5. RELATED PARTY TRANSACTIONS

a) During the period ended February 28, 2013, the Company incurred $40,000 (February 29, 2012 - $nil) of management fees to the former President and Director of the Company.

b) As at February 28, 2013, the Company owes $13,100 (May 31, 2012 - $nil) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

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

GLOBAL STEVIA CORP.
(formerly Guru Health Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)


7. COMMITMENTS (continued)

b) On July 12, 2012, the Company entered into a stock purchase agreement with Stevia Global Trading Joint Stock Company ("Stevia Global") pursuant to which the Company agreed to acquire 95% of the issued and outstanding capital in Stevia Global in consideration for $300,000 to be paid in six equal installments of $50,000 each between the signing of the agreement and June 15, 2013 as follows:

     Cash consideration to be paid:

     *    $50,000 on or before July 12, 2012 (paid);

     *    a further $50,000 to be paid on or before September 15, 2012 (unpaid);

     *    a further $50,000 to be paid on or before November 15, 2012 (unpaid);

     *    a further $50,000 to be paid on or before February 15, 2013 (unpaid);

     *    a further $50,000 to be paid on or before April 15, 2013; and

     *    a further $50,000 to be paid on or before June 15, 2013.

     The acquisition of Stevia Global will be finalized once the final acquisition payment has been made. In addition to the acquisition agreement, the Company entered in a services agreement with Stevia Global whereby the Company agrees to purchase all stevia products produced by Stevia Global for a period of one year from the date of the agreement.

     For the period ended February 28, 2013, management has elected not to continue with the stock purchase agreement, and the $50,000 deposit payment has been impaired.

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

Effective June 18, 2012, we changed our name from Guru Health Inc., to Global Stevia Corp., and gave effect to a forward split of our authorized and issued and outstanding shares of common stock on a 13 new for 1 old basis, consequently, our authorized capital increased from 75,000,000 to 975,000,000 and our issued and outstanding increased from 4,600,000 to 59,800,000 shares of common stock, all with a par value of $0.001.

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

On July 10, 2012, we entered into two separate agreements with Stevia Global Trading Joint Stock Company ("Stevia Global Vietnam") for the acquisition of 95% of Stevia Global Vietnam and the purchase of all stevia leaf product grown by Stevia Global Vietnam for a period of one year. During the period ended February 28, 2013, our company cancelled its agreement with Stevia Global Vietnam and expensed the initial $50,000 payment made on behalf of the agreement.

Effective September 11, 2012, we effected a forward split of our issued and outstanding shares of common stock on a 1 old for 5 new basis such that, our issued and outstanding shares of common stock increased from 59,860,000 to 299,300,000 shares of common stock, all with a par value of $0.001.

We maintain our business offices at 84 Crosswell Court, Hammonds Plains, Nova Scotia, B3Z 0M5, and our telephone number is (902) 832-0808. Our ticker symbol is "GSTV". Our CUSIP number is 397989 208.

OUR CURRENT BUSINESS

We are a development-stage company and we have no revenues and minimal assets. On July 10, 2012, we entered into two separate agreements with Stevia Global Vietnam for the acquisition of 95% of Stevia Global Vietnam and the purchase of all stevia leaf product grown by Stevia Global Vietnam for a period of one year. During the period ended February 28, 2013, we cancelled the proposed acquisition agreement with Stevia Global Vietnam.

Effective February 7, 2013, Tran Hong Phuong resigned as president, chief executive officer, secretary, treasurer, chief financial officer and director of our company. Mr. Phuong's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Phuong's resignation, our company appointed David C. J. Bennett as president, chief executive officer, secretary, treasurer, chief financial officer and director.

Effective February 18, 2013, Dinh Long Tran resigned as chief scientific officer and Lan Dung Nguyen resigned as chief agronomy officer of our company. Mr. Tran's and Mr. Nguyen's resignations were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise

As at the date of this report, due to our inability to raise sufficient financing, we have suspended our business activities related to the research, development and prospective production and sale of stevia leaf . Our management is currently engaged in the evaluation of available opportunities to enhance shareholder value, including joint venture, merger or acquisition opportunities for our company.

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

Effective November 27, 2012, we entered into a research agreement with Plant Resource Center, a Vietnamese governmental agency that specializes in the research and development of agriculture techniques of planting. Pursuant to the terms of the research agreement, Plant Center shall complete all research and development activities by December 12, 2013 and deliver a completed report, intellectual property and plant seedling to our company by December 25, 2013. The agreement was suspended during the period ended February 28, 2013.

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

THREE-MONTH PERIOD ENDED FEBRUARY 28, 2013 COMPARED WITH THE THREE MONTHS ENDED FEBRUARY 29, 2012.

                                                                        DIFFERENCE BETWEEN
                                                                        Three Month Period
                                                                              Ended
                                       Three Months       Three Months   February 28, 2013
                                          Ended              Ended             and
                                       February 28,       February 29,     February 29,
                                           2013               2012             2012
                                         --------           --------         --------
                                           ($)                ($)              ($)
Revenue                                  $    Nil           $    Nil         $    Nil
Total operating expenses                 $ 30,628           $  6,031         $ 24,597
Interest expense                         $ 14,928           $    Nil         $ 14,928
Write down of acquisition costs          $ 50,000           $    Nil         $ 50,000
Net Loss                                 $(95,556)          $ (6,031)        $ 89,525

REVENUES AND COST OF GOODS SOLD

We have not earned any revenues nor have we incurred cost of goods sold since inception. We do not expect to earn revenue during the upcoming year.

OPERATING EXPENSES

The increase in operating expenses for the three month period ended February 28, 2013 of $24,597 was attributed to increases of $327 for depreciation expenses, $18,370 for general and administrative costs, and $5,900 for professional fees as our company incurred additional costs for legal fees, consulting fees, and travel costs relating to the Company's proposed acquisition of Global Stevia Vietnam, which has since been cancelled.

Our net loss during the three months ended February 28, 2013 was $95,556 or $Nil loss per share compared to $6,031 or $Nil loss per share for the nine months ended February 29, 2012.

NINE-MONTH PERIOD ENDED FEBRUARY 28, 2013 COMPARED WITH THE NINE MONTHS ENDED FEBRUARY 29, 2012.

                                                                        DIFFERENCE BETWEEN
                                                                         Nine Month Period
                                                                              Ended
                                       Nine Months       Nine Months   February 28, 2013
                                          Ended              Ended             and
                                       February 28,       February 29,     February 29,
                                           2013               2012             2012
                                        ----------         ----------       ----------
                                           ($)                ($)              ($)
Revenue                                 $     Nil          $      Nil       $      Nil
Total Operating Expenses                $ 304,665          $   29,029       $  275,636
Interest expense                        $  36,140          $      Nil       $   36,140
Write down of acquisition costs         $  50,000          $      Nil       $   50,000
Net Loss                                $(390,805)         $  (29,029)      $  361,776
                                        ----------         ----------       ----------

OPERATING EXPENSES

The increase in operating expenses for the nine month period ended February 28, 2013 of $275,636 was attributed to increases of $823 for depreciation expenses, $152,853 for general and administrative costs, $40,000 for management fees, and $81,960 for professional fees as our company incurred more operating transactions during the current period as compared to prior year from additional consulting costs and out-of-pocket costs incurred with our company's proposed acquisition of Stevia Global Vietnam, which has since been cancelled.

Our net loss during the nine months ended February 28, 2013 was $390,805 or $Nil loss per share compared to $29,029 or $Nil loss per share for the nine months ended February 29, 2012. In addition to operating expenses in the current year, our company also incurred $36,140 of accretion and interest expense relating to our convertible debentures, and $50,000 for the impairment of acquisition costs relating to costs paid to Stevia Global Vietnam which agreement has been cancelled.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                                                   At                  At
                                              February 28,           May 31,
                                                  2013                2012
                                               ----------          ----------
Current Assets                                 $    1,510          $  119,874
Current Liabilities                            $   77,082          $   13,613
Working Capital Surplus (Deficit)              $  (75,572)         $  106,261

CASH FLOWS

                                                                                                  February 3, 2010
                                                             Nine Months         Nine Months        (Inception)
                                                                Ended              Ended                 to
                                                             February 28,       February 29,        February 28,
                                                                 2013               2012                2013
                                                              ----------         ----------          ----------
Net Cash Used in Operating Activities                         $ (221,006)        $  (27,719)         $ (335,073)
Net Cash Used In Investing Activities                         $  (53,968)        $      Nil          $  (53,968)
Net Cash Provided by Financing Activities                     $  200,100         $   32,800          $  389,041
Net Increase (Decrease) in Cash and Cash Equivalents          $  (74,874)        $    5,081          $      Nil

As at February 28, 2013, our company had current assets of $1,510 comprised of prepaid expenses and deposits. Our company had total current liabilities of $77,082 comprised of $63,982 of accounts payable and accrued liabilities and $13,100 owed to related parties for payment of expenditures on our company's behalf. Our company had a working capital deficit of $75,572 compared with a working capital surplus of $106,261 at May 31, 2012. The decrease in working capital was attributed to the use of cash for operating activities as we incurred $221,006 of operating expenditures and $53,968 of investing expenditures which was financed by $200,100 received from convertible debentures, issuance of common shares, and advances from related parties.

CASH FLOWS FROM OPERATING ACTIVITIES

During the nine months ended February 28, 2013, our company used cash of $221,006 for operating activities compared with $27,719 during the nine months ended February 29, 2012. The increase in the cash used for operating activities was attributed to increased costs incurred with the day-to-day operations of our company, including costs incurred with respect to legal, consulting, travel, and other general costs with respect to our planned acquisition of Global Stevia Vietnam.

CASH FLOWS FROM INVESTING ACTIVITIES

During the nine months ended February 28, 2013, our company used $53,968 of cash for investing activities compared to $Nil for the nine months ended February 29, 2012. Our company spent $50,000 for its first installment of the acquisition of Global Stevia Vietnam and $3,968 for the acquisition of computer hardware to be used in our company's operations.

CASH FLOWS FROM FINANCING ACTIVITIES

During the nine months ended February 28, 2013, our company received $200,100 of cash from financing activities comprised of $165,000 in proceeds from convertible notes, $30,000 in proceeds from the issuance of common shares, and $5,100 in advances from related parties.

PLAN OF OPERATIONS

CASH REQUIREMENTS

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

We estimate that our expenses over the next 12 months will be approximately $630,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

                                                    Estimated         Estimated
Description                                      Completion Date       Expenses
-----------                                      ---------------       --------
Legal and accounting fees                           12 months          $ 80,000
Contingency                                         12 months           200,000
Management and consulting costs                     12 months           250,000
General and administrative expenses                 12 months           100,000
                                                                       --------

TOTAL                                                                  $630,000
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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

BASIC AND DILUTED NET LOSS PER SHARE

Our company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of February 28, 2013, our company had 2,900,000 (May 31, 2012 - 1,250,000) potentially dilutive common shares for the issuance of convertible debentures.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our company's financial position at February 28, 2013, and the results of its operations and cash flows for the nine month period ended February 28, 2013. The results of operations for the period ended February 28, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective, due to adjusting entries required to be made to our accounting records.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective February 7, 2013, Tran Hong Phuong resigned as president, chief executive officer, secretary, treasurer, chief financial officer and director of our company. Mr. Phuong's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Phuong's resignation, our company appointed David C. J. Bennett as president, chief executive officer, secretary, treasurer, chief financial officer and director, effective February 7, 2013.

Effective February 18, 2013, Dinh Long Tran resigned as chief scientific officer and Lan Dung Nguyen resigned as chief agronomy officer of our company. Mr. Tran's and Mr. Nguyen's resignations were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

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

                                      GLOBAL STEVIA CORP.
                                      (Registrant)


Dated: April 22, 2013                 /s/ David C. J. Bennett
                                      -----------------------------------------
                                      David C. J. Bennett
                                      President, Chief Executive Officer, Chief
                                      Financial Officer, Secretary, Treasurer
                                      and Director (Principal Executive Officer,
                                      Principal Financial Officer and Principal
                                      Accounting Officer)